Form 10KSB
period 2000-12-31
NVID INTERNATIONAL INC/DE
filed 2001-04-25
CIK 1104192

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from ________ to __________

                         Commission file number 0-30936

                            NVID INTERNATIONAL, INC.
                 (Name Of Small Business Issuer In Its Charter)

                     DELAWARE                         59-3458195
           (State or Other Jurisdiction of         (I.R.S. Employer
            Incorporation or Organization)        Identification No.)

28163 U.S. Highway 19 North, Suite 302,
           Clearwater, Florida                          33761
    (Address Of Principal Executive Offices)          (Zip Code)

                                 (727) 669-5005
              (Registrant's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

    NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001

         Check whether the issuer (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes     No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.    $12,588

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April
6, 2001.     $5,663,730

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 6, 2001.  67,197,118

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to
Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE

Transitional Small Business Disclosure Format (check one):

                                    Yes       No X

                                     PART I

Item 1.  Business.

  General

NVID International, Inc. (the "Company") is a holding company the sole material asset of which is the stock of its subsidiary, Aqua Bio Technologies,
Inc. References to the Company in this registration statement include the activities of its subsidiary. The Company is in the business of researching, developing and marketing water purification and disinfection products using a technology known as ionization.

        The Company was incorporated on August 20, 1984 under Delaware law as
Network Video, Inc., for the purpose of franchising video specialty stores. In
1986, it completed an initial public offering pursuant to a Registration
Statement under the Securities Act of 1933 on Form S-18. On February 17, 1988,
the Company filed Form 15, terminating its obligation to file periodic reports with the United States Securities and Exchange Commission (the "Commission").
The Company discontinued its video business in 1988 because of intense competition.

        The Company conducted no business until 1994, when it entered into an agreement with Superior Aqua Products, Inc., a Florida corporation ("Superior").
Under that agreement, the Company acquired all of the outstanding shares of
Superior in exchange for the issuance of 18,281,500 shares of its common stock.
At the same time, the Company's shareholders authorized its name change to NVID
International, Inc.

         The Company's administrative office is located at 28163 U.S. Highway 19
North, Suite 302, Clearwater, Florida 33761, and its telephone number is (727)
669-5005.  The Company's fiscal year end is December 31.

        On April 4, 1997, the Company was named as a defendant in civil litigation brought by the Commission stemming from the actions of two Company officers arrested for misappropriation of stockholder funds and fraud. On April
5, 1997, the two officers and two additional members of the Company's board of directors resigned from their positions with the Company. On April 15, 1998, following negotiations between the Company's new management and the Commission, the Company executed a Consent and Stipulation for Final Judgment, which was approved on August 14, 1998, and which terminated the Commission's proceedings against the Company.

        The terms of the Consent and Stipulation for Final Judgment included a full settlement, without adjudication of any facts or law, in which NVID agreed to pay a fine and prejudgment interest; all but $25,000 of the fine and interest was waived following NVID's transfer of certain assets to a court-appointed receiver for distribution to investors. No other civil penalty was imposed on

NVID. NVID also voluntarily consented to the entry of a Final Judgment of
Permanent Injunction and Other Equitable Relief, and waived any rights it might have had to the assets of the two former officers named as co-defendants.
Finally, NVID agreed to cancel any NVID shares owned by the former officers and a former director. The Company's current management has no relationship with the officers and directors who resigned on April 5, 1997.

Company History

         When current management took control of the Company in April 1997, the
Company had just been named as a defendant in the civil litigation brought by the Commission. All Company assets were frozen at this time, and the Company did no substantive business until August 14, 1998, when current management executed the Consent and Stipulation for Final Judgment.

         Prior to April 4, 1997, when the Company's assets were officially frozen, the Company's product sales were made through a network of approximately fifteen independent dealers and distributors, each of which generally carried only one product line. Despite the existence of a network of independent dealers, the Company's sales prior to April 4, 1997 were insignificant. During the litigation by the Commission, which lasted over a year, all but two dealers closed their businesses. Management's focus necessarily remained on resolving the litigation favorably and bringing the Company forward. During this period, the total number of Company employees was reduced from fourteen to two. The
Company currently has only two employees, both of whom work for the Company full-time.

        At the time of the litigation, the Company was developing a new product called Axenohl - a non-toxic, stabilized form of ionic copper concentrate, which can be used as an additive in hard-surface disinfectants. Tests performed for the Company by ABC Research, Inc. of Gainesville, Florida showed encouraging results for copper solutions, but significantly better results when silver electrodes were used to create the ionic solution, instead of copper electrodes.
In fact, the efficacy produced by the silver ionic solution in Axenohl convinced the Company to substitute silver for copper in most of its ionization products.
Axenohl's development was a milestone in the Company's history, because it changed the Company's focus in ionization from copper to silver, and opened an array of potential markets and applications for the Company's products.

        Since the Commission terminated the litigation, the Company's principal focus has been testing, researching and developing its water purification and disinfection product lines. Other than a few pool and spa products, since April
1997, the Company's minimal revenues have been comprised of sales incidental to research and testing of the Company's products. The Company has pursued U.S. and worldwide patent protection for its products, has sought to qualify for certain government and regulatory certifications and permits and has nearly completed the infrastructure necessary to bring its products to market.

Company's Current Activities

        The Company's efforts continue to focus on the research and development of its water disinfection product lines and the creation of a network of licensed distributors to sell its products. The Company's product lines include
(i) three separate ionization water purification systems: Superior Aqua Systems
("SAS"), Ionic Disinfection Systems ("IDS"), and Random Metering System ("RMS"),
and (ii) the hard-surface disinfectant, Axenohl. All of these products are fully developed and available for purchase from the Company or one of its licensed distributors. The Company has focused on a marketing approach designed to license corporate partners to sell the Company's products for specific applications, including: (i) pool and spa disinfection, (ii) industrial and residential water purification and (iii) agricultural aspects of water disinfection. Currently, the Company has signed license agreements with four (4)
corporate partners:

        1.) Innovative Medical Services  On November 24, 1999, the Company
            entered into a three year license agreement with Innovative Medical
            Services ("IMS") for the distribution and sale of Axenohl for specific geographic and market segments. IMS may market Axenohl in the Point of Use/Point-of-Entry, Healthcare, Food Processing and Dental
            Markets in  certain described, geographic territories. The license includes an  automatic renewal for an additional three-year term.  To the extent that amounts are paid to the Company under this Agreement, the Company is obliged to pay 2.5% of such amounts to Dr. Charles Lewis as compensation for introducing the Company and IMS.

        2.) ETI-H20, Inc.   On November 30, 1998, the Company entered a five-year
            Standard Manufacturing Agreement with ETI-H20, Inc. ("ETI-H20").
            Pursuant to the agreement, ETI-H20 may manufacture and sell Axenohl exclusively in the Southeastern United States (Florida, Georgia,
            Alabama, Mississippi, Louisiana, South Carolina, North Carolina,
            Virginia, Tennessee and Kentucky) and Costa Rica. NVID will receive a royalty of 15% of the gross price for all product sold in these territories after December 5, 2000. NVID also has the option of buying out ETI-H20's rights under the agreement at any time.

            The Company also entered a two-year Standard Manufacturing Agreement
            (Pacific Rim Countries) with ETI-H20 on September 17, 1999. This agreement, however, was subject to certain performance criteria that the Company believes will not be met before the license expires
            September 16, 2001.

        3.) Watertronics, Ltd.   A license agreement for the distribution
            and manufacturing of Axenohl in the United Kingdom was executed December
            14, 1998 between the Company and Watertronics, Ltd. The license agreement has a five (5) year term with automatic renewals subject to certain performance criteria.

        4.) Aqua Bio Technologies, S.A. de C.V.   A license agreement was executed
            March 5, 2000 between the Company and Federico Rodriguez, a principal and officer of Aqua Bio Technologies, S.A. de C.V., for the exclusive distribution of Axenohl in Mexico. The March 5, 2000 license agreement augments a distribution agreement between the
            Company and Aqua Bio Technologies S.A. de C.V. dated March 5, 2000 for the distribution and sale of the Company's RMS, IDS and SAS product lines in Mexico.

        The Company is also establishing a distributor network and expects to sell directly to large institutional and governmental entities via direct sales and e-commerce. The Company's website can be found at www.aquabiotech.com.

        The Company has no additional products under development, but it is conducting further studies aimed at identifying additional market applications for the Company's existing product lines. Most of these additional applications focus on the agricultural industry, which the Company believes is one of the water disinfection and purification markets with the largest growth potential.
For example, the Company is developing a disinfection system for poultry applications and is researching the application of Axenohl for reducing blight infection on agave cactus.

        The Company has a small asset base of $724,093, the majority of which are intangible assets. Although the Company has been in existence for a number of years, management's efforts to develop the Company's business have not yet resulted in generation of significant revenues. Indeed, the Company has experienced net losses of $578,500 in 1998, $793,137 in 1999 and $872,932 in
2000. It has an accumulated deficit of $6,818,381 as of December 31, 2000.
As noted in the report of its independent certified public accountants, the
Company's operating losses raise substantial doubt about its ability to continue as a going concern.

        To date, management's efforts have focused on developing licensing relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of the Company's products. Until potential customers are convinced of the viability of the Company's technology, it is unlikely that the Company will generate significant revenue.

         Overview of Business

        The Company develops water disinfection systems that use "ionization."
These systems are based on a process that emits precise amounts of copper and silver ions into water systems to control and remove bacteria, viruses, fungi,

yeast and algae. Uses for the Company's products include industrial, commercial and residential water systems, cisterns, hospitals, agriculture, marine habitats, pools, fountains, spas and cooling towers. From simple applications like pools, spas or fountains, to more complicated hospital infection control systems, the
Company's products are designed to meet a broad spectrum of water disinfection requirements. In addition to water disinfection systems, the Company owns the patent rights to Axenohl through assignment.  Axenohol is a non-toxic, environmentally friendly liquid disinfectant, formulated for initial use as a hard surface cleaner.
Axenohl is also produced with proprietary ionization technology.

        There are various technologies used for disinfecting water. The conventional technologies include chlorine, reverse osmosis, filtration, ultraviolet light, ozone and chlorine dioxide. While all of these technologies have beneficial attributes, they also possess significant drawbacks in terms of cost, ease of handling and use, maintenance and long-term disinfecting capability
(commonly referred to as "residual effect"). In addition, conventional water treatment systems often use significant amounts of chlorine, a highly toxic and caustic chemical. Repeated studies have shown that the toxicity of chlorine creates dangerous health and environmental hazards and is caustic to equipment.

        The benefits of the Company's ionization products include reduced operating and maintenance costs resulting from a reduction of chlorine and increased life of operating equipment.

        Silver and copper have long been known for their biocidal properties -
copper for its ability to kill algae, and silver for its ability to kill a wide range of bacteria and viruses. In fact, the characteristics of the process now known as "ionization" were recognized in ancient Greece, where copper cups and silver chalices were the preferred way to store drinking water. During the 19th century, pioneers in the United States placed copper and silver coins in the water casks attached to their wagons. The constant rocking and rolling of the wagons released ions of copper and silver, which killed bacteria, yeast and viruses, and helped maintain a clean water supply. More recently, NASA used ionization technology to control bacteria for the Apollo space missions.

        Ionization begins when an electric charge is applied to specially formulated alloys of copper or silver. When electricity contacts the alloy, an electrically charged atom called an "ion" is released. Ions, which have a positive charge, attach to algae walls, bacteria and other particles, which have a negative charge. The ions penetrate the foreign substances' membranes, and eventually the foreign substances die. In killing the algae or bacteria, the ions function much the same way as white corpuscles in the bloodstream. They attack and kill by attaching themselves to the cells' membranes. The dead matter then clumps together and is carried away and filtered out of the water. Ionization is a safe and effective method of removing bacteria and algae from water, while avoiding the harmful side effects caused by large doses of chlorine or other conventional water treatment chemicals.

        All water systems are susceptible to growth of microorganisms. Colonies of microorganisms, including bacteria, viruses, protozoa and fungi, usually grow within pipes, plants and tanks. Algae may also be present if the microorganisms are exposed to sunlight. Sloughing, water pressure and grazing by protozoa release the microorganisms into the water, where they can damage pipes and, more seriously, expose water users to harmful - even fatal - bacteria (such as the bacteria known as Legionella Pneumophila ("Legionella"), responsible for Legionnaire's Disease).
Chemical treatments, dosed at "safe" levels, are often unable to cope with the freed bacteria in the time available for treatment. The Company believes that ionization is gaining recognition as the most successful and cost-effective method of preventing the proliferation of microorganisms with minimal environmental impact.

Industry Overview

        Water purification and disinfection is a multi-billion dollar global industry because of an increasingly limited supply of drinkable water, global economic expansion, the increasing need for high-quality or ultra pure water by commercial and industrial companies, heightened public health and safety concerns relating to drinking water, and the promulgation of numerous government regulations for water quality. Management believes that water contamination is one of the world's most serious environmental risks.

        The Company believes that it has benefited from, and will benefit from, several existing and emerging market trends, including increased consumer emphasis on health and safety concerns relating to drinking water and water supplies, growing demand for alternatives to chlorine-based systems and continued promulgation of government regulations relating to water purification and treatment.

        Principal components of the water purification and disinfection industry include the consumer, bottled water, commercial and industrial, residential/
municipal drinking water and wastewater treatment markets. With the exception of bottled water, the Company has developed products, which meet the needs of consumers in each of these market segments. Specifically, the Company has focused on applications for Legionella control within hospital hot water systems, cooling tower disinfection, industrial and residential drinking water disinfection and purification, horticultural aspects of disinfection, pool and spa disinfection, dental waterline disinfection and hard surface disinfection within the food processing industry.

Disinfection/Purification Technologies

     The principal  technologies used in the water disinfection and purification industry include:

        Filtration.   Filtration is a process typically used for separating solids from a liquid by means of a porous substance, layers of inert material (e.g.
sand, gravel) or a membrane. The most significant drawback to filtration is the lack of a residual effect and the limitations imposed by the size of the filters, which can be ineffective for controlling the growth of microorganisms.

        Reverse Osmosis.    Reverse osmosis is a water treatment process that
removes undesirable materials from the water by using water pressure to force the water molecules through a semi-permeable membrane. Reverse osmosis, like filtration, has no residual effect and can be extremely expensive because of the replacement cost of a membrane.

        Chlorine.    A long-standing technology for water treatment first used
at the beginning of the 20th century, chlorine remains the most widely adopted form of water treatment in the United States. Chlorine is a relatively inexpensive gas, which at appropriate levels, destroys most water-borne pathogens. The drawbacks of chlorine include its high toxicity to human health through disinfection by-products called trihalomethanes ("THMs"), storage and handling problems, limited residual effect, susceptibility to heat and light, and environmental concerns.

        Chlorine Dioxide.    Though more expensive than chlorine, chlorine dioxide
is also more stable and retains a longer disinfecting residual than chlorine.
Chlorine dioxide, however, suffers the same logistical and handling problems as chlorine and is also highly unstable under temperature and heat fluctuations.

        Ozone.    Ozone, a pale, light blue gas, has been used to treat drinking water since the end of the 19th century. Significantly more expensive than chlorine, ozone has highly effective germicidal properties. In addition to its cost, however, ozone cannot be stored or transported because of its short lifespan.
It has no residual effect.

        Ultraviolet Light.    Ultraviolet light is nominally more expensive than
chlorine, though it has no residual effect. It is effective against most forms of viruses, though the equipment necessary for its use reduces its applications.

        Ionization.    Ionization disinfection systems were developed to overcome the disadvantages and hazards associated with disinfection by chlorine and other conventional water treatment systems. The contact time of silver, aided by the synergistic effects of copper, will kill bacteria and viruses within minutes and are completely unaffected by temperature and sunlight. Ionization is cost-effective, non-corrosive, non-toxic, easily regulated and has a long-term residual effect.
As important, ionization technology is environmentally friendly and creates no human health hazards. Ionized water produced by the Company's systems is odorless, tasteless and, perhaps most importantly, ultra pure. The biggest drawback to ionization is the under or over dosing which may occur with conventional ionization equipment. The only known ionization systems that can precisely dose and meter ions are the RMS, IDS and Axenohl concentrate (which is metered into the process water with a conventional dosing pump). Additionally, conventional ionization units using a high percentage of copper assayed electrodes have the potential to stain marcite or plaster pools. For staining to occur, however, alkalinity, pH, and calcium hardness must be extremely out of balance, and the copper ion level must be at 1ppm or higher. As a practical matter, this would only occur if the disinfection system was totally neglected. Significantly, even at 1ppm, the water would not be a health hazard to humans.

         The Company's Products

        The selection of a particular Company water disinfection system depends on the consumer's end-use and application. The Company's product lines include
Superior Aqua Systems, Ionic Disinfection Systems and the Random Metering System.
The Company has also developed and markets Axenohl, a liquid disinfectant formulation that employs ionization technology. All of these products are fully developed and available for purchase from the Company or one of its licensed distributors.

        Random Metering System.   Traditional ionization equipment produces the
same output rate of ions, regardless of the demands placed on the water system.
The RMS expands the application of ionization disinfection systems by creating a separate water source to create ions outside of the treated water stream. RMS is the only known ionization water disinfection system that can treat large volumes of drinking water. By controlling the off-line water flow, ions can be concentrated and injected into the treated water based on actual demand and flow rates.

        Ions produced by the RMS product do not dissipate in high temperatures, unlike competitive technologies such as chlorine. This factor is significant because high temperatures can reduce the residual disinfection potency of a particular water purification technology. Similarly, the residual potency of chlorine is reduced by exposure to ultraviolet light from the sun. Ionization is unaffected by sunlight. These characteristics enable RMS products to be used specifically to prevent and control Legionella. The Legionella organism thrives within colonies of microorganisms, which adhere to the inside of piping distribution networks that transport water for domestic and drinking water use. Because RMS can treat even large volumes of water effectively, it can be used in health care and hospital settings.

        In 1998, the Company formed an alliance with EHPC Ionization, Ltd. of
London, England, ("EHPCI, Ltd.") a company with similar interests in ionization technology. EHPCI, Ltd. holds the exclusive license from the inventors of the RMS system to commercialize that system. EHPCI, Ltd. has entered into a distribution and exclusive license agreement with the Company that enables the Company to use RMS technology to assemble, sell, distribute and service the RMS product line in North
America. The License expires on December 31, 2005.

        Subsequently, with the Company's consent, EHPCI, Ltd. and Wallace & Tiernan, a subsidiary of United States Filter Corporation, executed an agreement allowing
Wallace & Tiernan to manufacture, market and distribute the RMS technology on a non-exclusive, global basis. Because this arrangement would infringe on the
Company's North American territory, the Company is entitled to one-half of all licensing fees and royalties paid by Wallace & Tiernan to EHPCI, Ltd. EHPCI Ltd.
recently assigned its RMS technology rights to an affiliated company, GWR, Ltd.

        In the fourth quarter of 2000, the Company executed a Stock Purchase
Agreement with the shareholders of EHPCI, Ltd. and acquired all of the issued and outstanding shares of EHPCI, Ltd. in exchange for 2,250,000 shares of the Company's stock. The Company is obligated to transfer an additional 750,000 shares of the
Company's stock to the selling EHPCI, Ltd. shareholders upon the occurrence of certain conditions.

     RMS is distributed and marketed in Mexico by Aqua Bio Technologies, S.A. de
C.V.

        Ion Disinfection System. The IDS was designed to augment the Company's
RMS product line. IDS uses ionic silver in much the same way as the RMS system.
The differences between the RMS and IDS systems are size and dosing capabilities.
While the RMS product line is designed to treat large volumes of water with adjustable injection of precise doses of ionic silver, the IDS unit doses directly into the treated water at a constant rate depending on water flow. The compact size of the IDS units makes them preferable for residential and light commercial use.
Target markets include cisterns, water wells, restaurants and small to medium sized hotels. Because of the size and performance capabilities of the IDS product line,
IDS products have also been used in emergency situations requiring potable drinking water.

        Based on the operational success of the IDS system in Mexico, the Company has entered into a distributor agreement with Mr. Federico Rodriguez, the owner of Aqua Bio Technologies, S.A. de C.V. Aqua Bio Technologies, S.A. de C.V. has
been incorporated under the laws of Mexico to perform distribution and marketing functions through its dealership arrangements with Mexican distributors.

        Superior Aqua Systems. The Company's SAS product line operates in conjunction with the existing circulation system of a pool, spa, cooling tower or hot water system. SAS products use a flow cell, which is simply inserted into the existing water circulation system, and a control unit, which electronically regulates the output of ions into the water. The release of the ions maintains a long-term disinfecting residual effect regardless of heat, sunlight or evaporation. A simple testing kit may be used to monitor subsequent water quality. When low levels of chlorine are used with SAS, a synergistic residual effect produces near pristine water quality at a very low cost.

        Management believes SAS is beneficial for use in indoor and outdoor pools, fountains, decorative ponds, cooling towers and a wide range of mid-level industrial and agricultural applications. It is cost effective, environmentally safe and user friendly. Aqua Bio Technologies, S.A. de C.V. is the Company's licensed distributor for SAS products in Mexico.

        AXENOHL. In addition to developing and marketing ionization water treatment systems, the Company markets the non-toxic,disinfectant product Axenohl (formerly
Microsafe). Axenohl formulations have been developed for six separate market groups:
(1)veterinary medicine, (2) healthcare, including dental applications, (3) drinking water, (4) cooling towers, (5) hard surface disinfectant and (6) human topical.

        The world market for cleaning compounds is a multi-billion dollar industry.
Cleaning products may be classified broadly as household cleaners or industrial/
institutional cleaners. Household cleaners include laundry detergents, dish detergents and surface cleaners. Only surface cleaners are marketed typically as having disinfectant properties.

        Axenohl uses ionization stabilization technology to create a liquid disinfectant suitable for many applications, including prevention of contamination by bacteria and viruses. The product is formulated by generating silver ions in an organic acid bath, which acts as a stabilizer for the silver. Axenohl can be produced in a liquid concentrated form and used on surfaces in food processing plants, homes, hospitals, restaurants and public facilities to kill bacteria, viruses, and other microorganisms. Axenohl is cost effective to ship long distances by container because of the high concentration levels achieved in the manufacturing process. As a result, this allows the Company to market Axenohl over a broad geographical area.

        The Company licenses the Axenohl technology to corporate partners for manufacture and sale. IMS signed a five-year license agreement to distribute and market Axenohl for certain territories and markets. The Company has also entered license agreements with ETI-H20 to manufacture and distribute Axenohl in the southeastern United States, Costa Rica and selected countries in southeast Asia.
Further research and refinement of the Axenohl product is being conducted by Bio
Analytical Services, Inc., Key Laboratories and ABC Research, Inc., among others.

Manufacture, Distribution and Sale of Products

        The Company distributes its products by licensing them for manufacture, distribution and sale. Currently, the Company's RMS and IDS products are manufactured exclusively by Westlund Engineering, Inc. of Clearwater, Florida.
The Company's SAS product line is manufactured by Superior Aqua Enterprises, Inc.

of Sarasota, Florida. Axenohl is manufactured for the Company by ETI-H20 of Lake City,
Florida. Current licensing arrangements provide a distribution network for the
Company's products encompassing both domestic and international markets, including
North America, the United Kingdom, Mexico, Central and South America and Southeast
Asia.

        The Company's water disinfection systems are segmented into two general categories: commercial and consumer. Consumer applications include potable water supplies, pools, spas and fountains. Commercial applications include pools, spas and fountains, as well as cooling towers, health care facilities, agriculture, marine mammal habitats and industrial use. In addition, the Company sells Axenohl through license agreements as a household and commercial hard surface disinfectant, for veterinary medicine applications and for dental applications.

        The Company's strategy is to license its products for specific applications in geographic areas. To date, the Company has licensed product applications in municipal drinking water and wastewater applications, point of entry/point of use drinking water applications, dental water lines, food processing and health care applications.

Competitors

        The markets in which the Company competes are highly competitive and most are fragmented, with numerous regional and local participants. The Company, however, believes it has a competitive advantage because few, if any, of its competitors have the ionization technology found in RMS and Axenohl. Furthermore, the few companies that employ ionization are small, local operations, with sales of less than two million dollars annually. No other ionization company has the ability to disinfect municipal drinking water or wastewater. Moreover, national and international patents protect the Company's processes. Management does not consider any of the ionization technology company competitors significant, when compared to competition from the chemical industry and from other disinfection technologies.

        The Company has focused on specific market applications for its products.
For example, the RMS is targeted for industrial and large-scale water disinfection projects, including hospitals, municipal wastewater treatment facilities and large hotels. IDS represents the "mid-range" applications, typically light-industrial/
commercial and residential. Specific IDS applications may include small hotels, schools and restaurants. The Company's SAS product line is a circulation system designed for pools and spas, as well as agricultural sprayers, irrigation and greenhouses. These three distinct ionization product lines can meet the needs of all types of consumers in the water purification marketplace.

        The Company's final product line is Axenohl, a stabilized, ionic silver concentrate, which can be used as an additive for an array of disinfection products, including hard-surface disinfectant, water treatment and veterinary applications.

The Company has applied for and expects to receive Environmental Protection Agency
("EPA") certification for Axenohl. The Company has taken all action it believes necessary to receive certification. Once it receives EPA certification, the Company will submit Axenohl to the U.S. Department of Agriculture ("USDA") and the Food
and Drug Administration ("FDA") for certification for human topical and human internal use. The Company believes that if it receives FDA certification, Axenohl's market may enlarge to include such diverse products as soaps, shampoos, acne medicine, athlete's foot treatment and mouthwash.

        The Company believes that its products - all environmentally friendly alternatives to conventional chemical water treatment technologies - are well-positioned to benefit from a general decline in the use of chlorine. The Company's philosophy and its products are tied to the general message of reducing or eliminating toxic chemicals and improving the environment. This philosophy distinguishes the Company from more conventional chemical water treatment companies. The Company believes that while other environmentally friendly alternatives including ultra-violet, ozone and reverse osmosis, will also gain market share, ionization is well suited for use in conjunction with these alternative technologies.

        The Company recognizes that some of its competitors, such as United States
Filter Corporation and Culligan, are multi-line companies with substantially greater resources than the Company. The Company believes, however, that its focus on specific market applications and its environmentally friendly philosophy will allow it to compete in both domestic and global markets.

License Agreements

        The Company has a Royalty Agreement with Mr. Andrew Arata for the Axenohl product line. Mr. Arata is the inventor of Axenohl.Under the terms of the agreement, he is paid 5% of gross revenues received by the Company from the sale of Axenohl in perpetuity.

        Wallace & Tiernan, Ltd. (UK), a subsidiary of United States Filter
Corporation, entered into an agreement in perpetuity with EHPCI, Ltd. for non-
exclusive worldwide manufacturing and distribution rights for the RMS system.
Since the Company held the exclusive North American license from EHPCI, Ltd. it became a party to the agreement between EHPCI, Ltd. and Wallace & Tiernan, Ltd.
Under the terms of the worldwide agreement, the Company receives a royalty of
12 1/2% of the gross selling price for all units sold in North America, and has the option to purchase any RMS systems produced under private label by Wallace &
Tiernan, Ltd. for cost plus 28%. EHPCI, Ltd. recently assigned its RMS technology rights to an affiliated company, GWR, Ltd. As noted in the discussion of the
Company's RMS product line above, in the fourth quarter of 2000, the Company acquired ownership and control of EHPCI, Ltd.. To date, however, the Company has earned no revenue under the Wallace & Tiernan, Ltd. agreement.

        The Company entered a five-year manufacturing and distribution agreement with ETI-H2O on November 30, 1998 to produce and sell the Axenohl product line exclusively in the country of Costa Rica and in the southeastern United States, including Florida, Georgia, Alabama, Mississippi, Louisiana, South Carolina,
North Carolina, Virginia, Tennessee and Kentucky. The agreement expires in 2003.
To date, the Company has earned no revenue under this agreement.

        ETI-H2O also signed a two-year Standard Manufacturing Agreement on September
17, 1999 for manufacture and marketing of the Axenohl product for New Zealand,
Australia, Thailand, Philippines, Singapore and Malaysia. Under the terms of the agreement, the Company receives an escalating royalty on Axenohl sales. The agreement expires in September 2001. To date, the Company has earned no revenue under this agreement.

        On November 24, 1999, the Company executed a license agreement with IMS for distribution and sale of Axenohl for dental waterline applications, certain healthcare markets, food processing and point of use/ point-of-entry applications in specified geographical territories. Under the agreement, the Company receives fifty percent (50%) of any up-front license fees received by IMS in the course of sub-licensing the product to third party distributors and a 15% royalty based on the manufactured cost of Axenohl sold by IMS. The agreement expires in December
2002. To date, the Company has earned no revenue under this agreement.  To the extent that amounts are paid to the Company under this Agreement, the Company is obliged to pay 2.5% of such amounts to Dr. Charles Lewis as compensation for introducing the Company and IMS.

Intellectual Property

        Patents.   All of the products developed by the Company are protected by
U.S. and PCT country patents pending. As a result, the Company has very few direct competitors using the same technology. The Company has competitors who use different, more conventional technologies, including chlorine, ultraviolet, ozone, chlorine dioxide, reverse osmosis, copper and silver.

        The Company has received United States Letters Patent for Axenohl. The patent was issued in March 2001. The Company has also sought patent protection for Axenohl under international treaty. The Company owns the property rights to
Axenohl under an assignment from Axenohl's inventor, Andrew Arata.

        Trade Secrets.   Three of the four product lines carried by the Company
use trade secrets involving ionization: RMS, IDS and Axenohl. Each of these products uses the stabilization of silver ions, which normally have a shelf life of only three to four hours. By utilizing the Company's discoveries, however, silver ions can be stabilized for periods in excess of six months.

        These trade secrets are significant because although there are several alternatives to chlorine in water disinfection applications, the Company's process is the only solution with a long-term disinfecting residual. The loss of these trade secrets could have a material, adverse effect on the Company's business.

Research & Development

        The Company's current research and development focuses on expanding the applications for the Company's existing product line and licensing additional corporate partners. Current research and development projects include RMS applications for Legionella control in hospital settings. Axenohl is being tested for certain agricultural and horticultural applications, municipal drinking water systems and veterinary medicine. The Company has also applied for and expects to receive EPA certification of Axenohl. ETI-H2O submitted the necessary information to the EPA on behalf of NVID, and was paid by NVID for their services.  The Company and ETI-H2O have taken all action it believes necessary to receive certification. Assuming the
Company receives EPA certification, it intends to test Axenohl for hard surface disinfectants and for use in direct food contact (for instance, poultry and seafood)
and, as noted previously, the Company plans to apply for FDA certification of Axenohl.

        If the Company receives EPA approval for Axenohl, it will apply for FDA certification for Axenohl's use as a human topical disinfectant and for use internally by humans. The Company estimates the cost of obtaining FDA certification for Axenohl's use as a human topical disinfectant at approximately $150,000 based on the Company's prior testing experience. Based on similar information, the Company believes it would cost between $650,000 and $750,000 to obtain FDA approval for
Axenohl's use internally by humans. The time for receiving FDA certification is estimated to be 8-12 months for human topical uses and 3-4 years for human internal applications. Assuming the Company has obtained EPA certification of Axenohl and has reached profitability during the third quarter of 2001, it would begin the
FDA certification process by the end of 2001. The Company believes that if it receives
FDA certification of Axenohl, the market for Axenohl has the potential to increase significantly due to Axenohl's use in products for human consumption, including shampoo, acne medicine and mouthwash.

Government Regulation

        The RMS technology has received the necessary government approvals for use in drinking water disinfection in Mexico. Axenohl formulations have been submitted to the EPA for approval. The Company has taken all action it believes necessary to receive certification. Upon EPA approval, Axenohl will be submitted to the USDA and the FDA for their approval. The Company is presently working with the USDA in related laboratory and field studies. For example, the USDA and the Company have entered a Trust Fund Cooperative Agreement for a field study at the USDA facility in Athens,
Georgia. The study is funded and commenced July 1, 2000. The subject of the study is to determine the efficacy of Axenohl in replacing toxic disinfectants used in poultry production. This study is ongoing and is expected to be completed by July
1, 2001. Until completion, the study's results will not be available to the general public.

        Additionally, the Company submitted samples of Axenohl
for testing against the Vancomycin Resistant Enterococcus virus. The Company submitted the report from an independent laboratory detailing Axenohl's efficacy against the virus to the FDA. Both studies concluded the Axenohl formulations were
99.9999% effective against the subject virus strains at low levels.

Environmental Issues

        The Company's product lines produce pesticides to treat a variety of bacteria, viruses, fungi and pathogenic organisms. The primary biocide used in ionization is ionic silver with trace amounts of other metals. The Company has never received a notice or demand from any environmental authority regarding its products. In addition, the Company has licensed the manufacture of its products to other companies, and therefore does not require any environmental permits itself.

        Prior to 1993, the EPA set the amount of silver recommended for drinking water at 100 parts per billion. In 1993, the EPA dropped silver from the EPA's primary water standards, though it was retained at 100 parts per billion for the secondary water standards that are used as guidelines by states for setting their own standards. Management expects that the EPA will drop silver eventually from its secondary standards.

        The EPA is reducing the amount of THMs allowed in drinking water from 100 parts per million to 80 parts per million. Trihalomethanes are known carcinogens formed when chlorine is combined with organic matter found in nature. The anticipated effect of the reduction in THMs is a greater emphasis on technologies that reduce or eliminate the use of chlorine. The Company expects to gain market share in all of its product lines as a result of a reduction in THM levels allowed in drinking water.

Business Plan

        The next phase of the Company's development is establishing a significant revenue stream and achieving profitability. The Company seeks to increase its gross sales to $8,000,000 by 2003. To do so, it must position its ionization technologies at the forefront of the water disinfection industry. The keys to the Company's success include improvements in:

     o    Marketing and Sales.

     o    Manufacturing.

     o    Product Development, Testing and Licensing.

     o    Administration.

Estimated Expenditures

        The Company estimates expenditures in the four key areas noted above to total $2,720,800 through 2003. The estimated expense for Marketing and Sales is
$55,800 which includes operation and maintenance of the Company's website. The
Company does not anticipate any significant expense for Manufacturing, since it does not currently manufacture its own products. As discussed in more detail below, the Company is seeking to acquire Superior Aqua Enterprises, the current manufacturer of the Company's SAS product line. If that transaction closes, the Company estimates a possible cash expense of approximately $15,000. Product Development, Testing, and
Licensing is the Company's most significant category of anticipated expense. Based on current estimates, the Company plans to spend over $973,000 in product development, testing, and licensing over the next three years, with 85% of the expenses occurring after January 2002. Finally, the Company estimates spending $1,692,000 over the next three years in Administration expenses, due to anticipated increases in the number of Company employees.

        Marketing and Sales.   The Company's marketing plan calls for the creation
of "flagship" accounts for industry-specific field tests to showcase the economic feasibility and efficacy of the Company's products in various applications. The
Company has established flagship accounts with:

     o    Hospital General Mexico, Mexico City, Mexico (Water disinfection).

     o    Methodist Hospital, Indianapolis, Indiana (Legionella control).

     o    Dine S. A. de C.V., Mexico City, Mexico (Municipal drinking water).

     o    Rotoplas, S.A. de C.V. Mexico City, Mexico (Residential drinking water).

     o    La Laqunilla, San Francisco, Villa Guerrero, Mexico (Agriculture).

     o    Charing Cross Hospital, London, UK (Legionella control).

     o    BBC  Headquarters  Building,  London,  UK (Legionella  control,  drinking water).

     o    Heathrow Airport, London, UK (Legionella control, drinking water).

     o    Kew Gardens, London, UK (Horticulture).

The Company has already funded these accounts and does not anticipate incurring any further expenses in connection with these field tests.

        After a flagship account has completed testing, the Company anticipates licensing its products to the former flagship account for an initial license fee and an ongoing royalty. As the Company emerges from its current stage, it expects to license entities in a broad spectrum of applications for the Company's products.
Generally, these licenses will be for specific product applications within specific geographic areas and will contain mandatory performance criteria for the licensee to maintain the license. The Company's marketing and sales success depends on the success of its corporate partners.

        Currently, the Company has signed licensing agreements with four (4)
corporate partners:

        1) Innovative medical Services.   On November 24, 1999, the Company entered
           a three year license agreement with Innovative Medical Services ("IMS")
           for the distribution and sale of Axenohl for specific geographic and market segments. IMS may market Axenohl in the Point of Use, Point-of-Entry,
           Healthcare, Food Processing and Dental Markets in certain described geographic territories. The license includes an automatic renewal for an additional three-year term.

        2.) ETI-H20, Inc.   On November 30, 1998, the Company entered a five-year
            Standard Manufacturing Agreement with ETI-H20. Pursuant to the agreement, ETI-H20 may manufacture and sell Axenohl exclusively in the
            Southeastern United States (Florida, Georgia, Alabama, Mississippi,
            Louisiana, South Carolina, North Carolina, Virginia, Tennessee and Kentucky)
            and Costa Rica. NVID will receive a royalty of 15% of the gross price for all product sold in these territories after December 5, 2000. NVID also has the option of buying out ETI-H20's rights under the agreement at anytime.

            The Company also entered a two-year Standard Manufacturing Agreement
            (Pacific Rim Countries) with ETI-H20 on September 17, 1999. This agreement, however, was subject to certain performance criteria that the Company believes will not be met before the license expires
            September 16, 2001.

        3.) Watertronics, Ltd.   A license agreement for the distribution
            and manufacturing of Axenohl in the United Kingdom was executed December
            14, 1998 between the Company and Watertronics, Ltd. The license agreement has a five (5) year term with automatic renewals subject to certain performance criteria;

        4.) Aqua Bio Technologies, S.A. de C.V.   A license agreement was executed
            March 5, 2000 between the Company and Federico Rodriguez, a principal and officer of Aqua Bio Technologies, S.A. de C.V. for the exclusive distribution of Axenohl in Mexico. The March 5, 2000 license agreement augments a distribution agreement between the Company and Aqua Bio
            Technologies S.A. de C.V. dated March 5, 2000 for the distribution and sale of the Company's RMS, IDS and SAS product lines in Mexico.

The Company plans to expand its marketing and sales operations in the near future by the addition of the following corporate partners:

                             Event                                       Expected Completion
                                                                                Date
    Rotoplas  S.A. de C.V.  (licensing  Axenohl  for  residential          July 31, 2001
    drinking water for Mexico)

    Adams  Healthcare,   Ltd.  (licensing  Axenohl  for  hospital          July 1, 2001
    disinfection in the United Kingdom)

    Vivendi  Environmental  (licensing RMS for cooling towers and          March 31, 2002
    Legionella  control in hospital  settings and large municipal water systems).

        In addition to the potential corporate partners noted above, the Company is also negotiating for the acquisition of a fifty percent (50%) equity interest in Watertronics, Ltd. Negotiations are ongoing, and the Company hopes to close the transaction by the end of June, 2001.

        The Company estimates additional marketing and research expenses at $5,000 per year for the next three years ($15,000). The Company also anticipates spending
$5,000 to complete a database system and $25,000 to complete and print promotional materials, plus an additional $3,600.00 per year to maintain the Company's website.

        Manufacturing.   The Company does not manufacture its own products. Currently, the Company's RMS and IDS products are manufactured exclusively by Westlund
Engineering, Inc. of Clearwater, Florida. The Company's SAS product line is manufactured by Superior Aqua Enterprises, Inc. of Sarasota, Florida. Axenohl is
manufactured for the Company by ETI-H2O of Lake City, Florida.

        On December 4, 2000, the Company signed a Letter of Intent to acquire
Superior Aqua Enterprises, Inc., thereby bringing the manufacturer of the SAS product line under its control. One of the conditions to closing of the transaction was the ability of the parties to account for the transaction as a "pooling of interests." The parties determined "pooling of interest" treatment was not available.
Consequently, the parties are continuing to negotiate the terms of the transaction, particularly the payment terms, which may involve the payment by the Company of cash and equity consideration.

        Product Development, Testing and Licensing.   To maximize the Company's
sales, it has focused its research and development on identifying additional market applications for its existing products. Current research and development includes product testing for a number of different industry applications, including municipal drinking water, agriculture, wastewater treatment and Axenohl's use for veterinary, human topical and internal consumption. The Company is pursuing necessary government and regulatory approval for key products. The material goals that the Company is pursuing in this area, together with their expected completion dates, are set forth in the following table:

                                             Event                                Expected Completion Date

                 1.  Testing  Axenohl  for use in  citrus  canker  and  fungus        January 15, 2001
                 control, San Jose, Costa Rica.                                            Funded

                 2. Testing  Axenohl for drinking  water use, San Jose,  Costa        January 15, 2001
                 Rica.                                                                     Funded

                 3.   Testing   IDS  for   municipal   wastewater   treatment,         April 15, 2001
                 Cincinnati, Ohio.                                                Funded by PDF Tech, Inc.

                 4. EPA Certification for Axenohl, Washington, D.C.                   July 31, 2001
                                                                                           Funded

                 5. Testing  Axenohl on agave plant for the tequila  industry,         April 30, 2001
                 Guadalajara, Mexico.                                                  Estimated Cost
                                                                                           $8,000
                 6. Testing  Axenohl as a fruit wash and fungus  control,  San         April 15, 2001
                 Jose, Costa Rica.                                                         Funded

                 7.  Testing  Axenohl  for poultry  applications  by the USDA,         June 30, 2001
                 Athens, GA.                                                               Funded

                 8. USDA Certification for Axenohl, Washington, D.C.                 December 31, 2001
                                                                                   Estimated Cost $25,000

                 9. Testing RMS and Axenohl for  municipal  drinking  water in        August 23, 2001
                 Mexico City, Mexico.                                              Estimated Cost $28,000

                 10.  Testing  RMS for  bio-film  reduction  in Mexico  City's         June 15, 2001
                 Hospital General.                                                     Estimated Cost $2,000

                 11. FDA  Certification  for  Axenohl's use as a human topical       September 15, 2002
                 disinfectant.                                                    Estimated Cost $150,000

                 12.  FDA   Certification  for  Axenohl's  use  internally  by        October 15, 2004
                 humans.                                                          Estimated Cost $750,000

                 13.  Testing IDS for well water treatment, Celaya, Mexico.             June 1, 2001
                                                                                       Estimated Cost
                                                                                          $10,000

                 14.  Testing  Axenohl  for  human  use  applications,  Mexico          June 1, 2001
                 City, Mexico.                                                   Estimated cost unknown at
                                                                                   present. Company will
                                                                                receive estimate by May 31,
                                                                                           2001.

        #1 Testing Axenohl for use in citrus canker and fungus control, San Jose, Costa Rica.
This test was funded by ETI-H20 and the test concluded on January 15, 2001. The test was intended to prove the efficacy of Axenohl(TM)in controlling citrus canker. Although the test has concluded, the findings have not yet been disclosed. ETI-H20 has indicated
the results were positive; we should have a full report of the test by the end of April 2001.

        #2 Testing Axenhol for drinking water use, San Jose, Costa Rica.   This water
study has been completed. The study proved that Axenohl(TM)can be used as a "stand-alone"
disinfectant in treating municipal water systems. This study was funded by ETI-H20.

        #3 Testing IDS for municipal wastewater treatment, Cincinnati, Ohio.   This is
an on-going test by a potential distributor under the auspices of the EPA. RDF Tech, Inc.
is funding the test. Preliminary results have proved successful. Our only expense in this test was the cost of providing an IDS unit. This test should be completed timely.

        #4 EPA Certification for Axenohl, Washington, D.C.   This testing has been funded
and poses no additional expense to the Company. We have been in contact with the EPA regarding the status of our application and are awaiting agency action.

        #5 Testing Axenohl on agave plant for the tequila industry, Guadalajara, Mexico.
The agave plant is dormant during the winter and actual field studies have been suspended until March 2001. We completed lab tests conducted by the agave growers association and it appears Axenohl can kill the fungus and bacteria which effect the plant. During this dormant period, testing will move into a certification laboratory setting, which is required in order to sell the product in Mexico. We expect to begin and conclude this portion of the testing in the second quarter of 2001. The overall field study will begin thereafter and will continue for two additional months. The Company has incurred no expense to date on these tests, with the exception of supplying the Axenohl(TM)
concentrate. The up-coming certification expense will be paid by the Company . The cost is estimated at $8,000. The Mexican tequila industry has sales of $550 million dollar per year, and the Company believes Axenohl will provide the results the industry needs to effectively control fungus and bacteria. The Company expects to complete the tests on schedule.

        #6 Testing Axenohl as a fruit wash and fungus control, San Jose, Costa Rica.
This test is funded by ETI-H20. ETI-H20 is conducting the tests in an effort to sell
Axenohl to fruit growers in Costa Rica. The Company has not seen any results from this test and is not aware of any reason why the test will not be completed on time.

        #7 Testing Axenohl for poultry applications by the USDA, Athens, Georgia.
The Axenohl(TM)supplied originally by the Company to the USDA proved efficacious, but the second batch less so. The Company suspected the second batch of Axenohl(TM)was contaminated and the Axenohl was turned over to an independent lab for testing.
Testing confirmed the contamination. Following receipt of a new Axenohl delivery, testing began anew. Interim reports reflect a 5-log reduction of bacteria using
Axenohl. This 5-log reduction is greater than any product currently on the market.
This test will conclude during June of 2001. The Company hopes this testing and the results will lead to fast track status for Axenohl for USDA approval. The tests should conclude on time.

        #8 USDA Certification for Axenohl, Washington, D.C.   The Company has not
applied for USDA certification because EPA certification is required prior to submittal.
The Company estimates submitting an application for USDA certification within one month after receiving EPA certification. Since the USDA is familiar with Axenohl(TM)from its
Axenohl poultry testing, the Company is hopeful the USDA certification process can be completed in a timely fashion, and before the end of 2001.

         The Company underestimated the time required to obtain an EPA response to its
Axenohl application. This has set back the estimated completion date for USDA certification by six to eight months.

        #9 Testing RMS and Axenohl for municipal drinking water, Mexico City, Mexico.
Mexico City receives all of its municipal water supply from sea level. The water is pumped over 6,800 feet to Mexico City. Once the water reaches the existing water distribution system, seventy percent (70%) is lost to leakage. Due to the 1984 earthquake and settling of the city (30' in 100 years), Mexico City suffers from a water distribution system wrought with leaks. Repairing the distribution system is not feasible until the settling has been stabilized, which involves replenishment of the aquifer.

        The Company made a presentation to Mexican government officials in 1997, introducing ionic silver technology. The Company proposed:

     1. Using ionic silver to purify  rainwater  and pump the treated water into the aquifer.
     2. Complete repair of the  distribution  system could span 25 years, so the
        Company proposed interim protection with IDS, RMS, or Axenohl(TM)in:
                a. Schools
                b. Hospitals
                c. Government Buildings
                d. Airports
                e. All public facilities

        Mexico's newly elected President, Vincente Fox is considered pro environment and referred to water as "a matter of national security" in his inauguration speech.
The Company has been requested to make another presentation to the planning commission of Mexico City, the Director General of the Airports, Salute de Ambiental, and the
Commission National de Agua.

        Any contract will require testing to prove the efficacy of the Company's process.
Fortunately, the Company believes, based on past experience, that efficacy tests can be conducted on a small scale and the equipment cost, shipping, handling, installation, and independent laboratory analysis, can be provided for approximately $28,000.

        The Company's Mexican affiliate, Aqua Bio Technologies, S.A. de C.V. met with the planning department on February 9, 2001 to set a presentation agenda. The Mexican government agreed to supply a project director and assistants for preliminary testing at no cost to the Company.

        The Company does not foresee any problems with future presentations or testing, but cautions that in dealing with government entities, plans are subject to change on very short notice. At best, the Company's plans and dates are merely estimates.

        #10 Testing RMS for bio-film reduction in Mexico City's Hospital General, Mexico City, Mexico.
Mexico City's Hospital General, already has one of the Company's RMS units installed on its main cistern. The unit had been operating for two years when it was hit by lightning.
The unit was returned to the US for repair and was therefore out of commission for 45 days.
While the unit was being repaired, the hospital used water supplied by the municipal authority.
During that time, the hospital noted a sharp increase in skin disorders, rashes, and fungal infections, as well as higher bacteria counts in drinking water. The hospital attributed the increase to lack of ionic silver in the water supply. Based on the foregoing, the hospital decided to conduct tests beginning March 12, 2001 on bacteria counts and how water treated with ionic silver affected patient's skin disorders. All test results and the study will be shared with the Company. The tests are estimated to conclude on June 15, 2001. The Company's only estimated expense is a project coordinator (approximately $2,000). The Company has no reason to suspect this test will not be completed on schedule.

        #11 FDA Certification for Axenohl's use as a human topical disinfectant, Washington, D.C.
The Company is not eligible to apply for FDA topical certification for Axenohl until it receives EPA certification for Axenohl. Therefore, any dates noted represent only estimates. The Company would like to start testing within three months after it receives
EPA certification. Because this certification has the potential to create an entirely new line of significant products, the Company's Board of Directors would consider funding the project.

        #12 FDA Certification for Axenohl's use internally by humans, Washington, D.C.
The expense and time requirements necessary to acquire FDA human use internal certification are significant. The Company is not eligible to even apply for FDA certification for
Axenohl's use internally by humans until it receives EPA approval and completes a series of independent tests. NVID, however, was contacted by the FDA Human Internal Use section and asked to participate in a test designed to test the efficacy of Axenohl(TM)against

Vancomycin-Resistant Enterococci (VRE). Axenohl proved 99.999 % effective against VRE and the Company was told that the results of this test would give the Company "fast track"
status if the Company submits for FDA certification.  ETI-H2O has assisted NVID at both the EPA and FDA levels for all testing and correspondence.

        #13 Testing IDS for well water treatment, Celaya, Mexico.   The testing conducted
on cooling towers in Celaya, Mexico came to the attention of the of the city's water department's director. The city of Celaya presently has 120 wells; 60 wells are urban and 60 are rural. The city is exploring disinfection technologies (other than chlorine)
to treat the city's water supply.

        After the Company held numerous meeting with city officials, it was decided to demonstrate ionic silver technology by conducting a test on one urban and one rural well.
The same machinery utilized in the cooling tower test was refurbished and augmented by an additional unit which cost the Company $3,000. The test commenced on January 15, 2001 with one unit installed on a urban well. The second unit was shipped from the U.S. on January
30, 2001 and is now operating. The testing will continue until April 30, 2001. If the testing is successful, the city will purchase the two test units and begin negotiating with the Company for treating all the city's wells.

        We estimate the testing will cost the Company $10,000, including the equipment, laboratory, shipping, and installation. We do not foresee any potential problems that would delay the tests' completion.

        #14 Testing Axenohl for human topical use applications, Mexico City, Mexico.
The Company is eligible to submit an application to Salutede Ambiental for Axenohl's certification for human topical use in Mexico. The Company has conducted many informal tests utilizing Axenohl(TM)in human use applications ranging from additives in shampoos, soaps and cosmetics to acme medicine. The Company's management, based on the results of these informal tests, is convinced that there is a large potential market for human topical use in Mexico. Additionally, many Latin American countries recognize Mexican certification. The Company's management met with Mexico's largest cosmetic companies in February 2001 to discuss utilizing AxenohlTM as an additive in products and is pursing negotiation with Avon Mexico for testing protocols.

        Estimated Testing Costs   The total estimated cost for the testing reflected
above is $973,000 over the next three years, with 85% of the testing costs occurring after January 2002. Many of the tests have already been funded. The Company plans to fund certain remaining tests from the sales proceeds of restricted stock. These tests are scheduled to begin prior to the Company's anticipated profitability in the third quarter of 2001, and total $48,000, including testing for the agave plant, municipal drinking water in Mexico City and the Celaya, Mexico well water tests. The Company hopes to fund the remaining tests after it reaches profitability in late 2001.

        Administration. The Company's administration is handled currently by its executive officers. The Company plans to expand its office and administrative staff in 2001 to accommodate and better serve both stockholders and the Company's distributors and corporate partners. Currently, the Company plans to hire five
(5) new employees in 2001. The Company has tentative plans to hire additional employees as needed. The Company estimates the cost of the five additional new employees in 2001 at $500,000.00. The Company is developing and will complete by the first quarter of 2001 new marketing materials and the Company's website.

Risk Factors

        The Company likely will require additional financing.   The Company has very
limited funds, and the funds may not be adequate to take advantage of all available business opportunities. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not ascertained the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If additional financing is not available, the Company's operations will be limited to those that can be financed with its modest capital.

        The Company's stock is regulated.   The Company's securities are subject to a
Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds
$200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect broker-dealers'
ability to sell the Company's securities and also may affect the ability of purchasers to sell their securities in any market that might develop for them.

        In addition, the Commission has adopted a number of rules to regulate
"penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5,
15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of shareholders to sell the Company's securities in any market that might develop for them.

        Shareholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
(iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the
Company's securities.

        The Company has no operating history.   The Company has been engaged in its
current business only since 1994. During the last five years the Company has focused on developing and refining its products and expanding the applications for those products.
Due to the lack of an operating history, specifically the absence of substantial sales volume, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

        The Company is not diversified.   Because of the Company's limited financial
resources, it is unlikely that the Company will be able to diversify its acquisitions or operations. That means the Company's operations and products will only focus on the water purification and disinfection market. The Company's inability to diversify its activities into more than water purification and disinfection will subject the Company to economic fluctuations and regulatory changes within its particular business or industry and therefore increase the risks associated with the Company's operations.

        The Company is obligated to indemnify its officers and directors.   Delaware
law and the Company's Certificate of Incorporation provide for the indemnification of the Company's directors, officers, employees, and agents, under certain circumstances against attorney fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the
Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the
Company, if it is ultimately determined that any such person was not entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

        The Company's directors have limited liability under Delaware law.   Delaware
law and the Company's Certificate of Incorporation exclude the personal liability of directors to a company and its stockholders for monetary damages or for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

        The Company does not anticipate paying dividends in the foreseeable future.
The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

        The Company's limited operating history makes forecasting difficult. Although the Company was founded in August 1984, it did not enter the water purification and disinfection business until 1994. From 1994 until 1997 the Company had minimal sales.
When current management took control of the Company in 1997, it had just been named as a defendant in a civil action brought by the SEC stemming from the actions of two
Company officers arrested for misappropriation of stockholder funds and fraud. After settling the SEC litigation and following the resignation of culpable former management, the Company's operations focused on the development of Axenohl and the RMS, SAS and IDS water purification systems. To date, almost all of the Company's efforts have focused on product development and applications. The Company has very limited, meaningful historical financial data on which to base projected revenues and planned operating expenses and upon which investors may evaluate the Company and its prospects.
In addition, the Company's operating expenses are largely based on anticipated revenue trends. You should consider the risks and difficulties frequently encountered by companies like NVID in a new and rapidly evolving market. The Company's ability to sell products, and the level of success, if any, it achieves, depends, among other things, on the level of demand for water purification and disinfection products and the success of the Company's licensed corporate partners and distributors. If the Company does not achieve the Company's expected revenue, its operating results will be below expectations and the expectations of its investors, which could cause the price of the Company's common stock to decline.

        Failure to increase revenue would prevent the Company from reaching profitability.
The Company has a history of losses and hopes to achieve profitability for the first time in 2001. There is no assurance that the Company's revenue will grow or that it will generate sufficient revenue to become profitable. The Company expects to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. Although the Company's revenue has grown in recent quarters, there is no certainty that revenue growth will continue or increase in the future or that the
Company will realize sufficient revenue to sustain profitability on an annual or quarterly basis.

        The Company is entirely dependent on its ionization line of water purification and disinfection products, and future revenue depends on their commercial success. The
Company's future growth depends on the commercial success of its ionization products, including Axenohl. To date, the IDS, SAS and RMS product lines have been sold on a limited basis, primarily in connection with testing and research. Axenohl has also been sold in limited quantities and for testing purposes. The Company intends to develop enhancements and to refine existing products, and to expand the applications for existing products in the future. The Company cannot assure that it will successfully complete the development or introduction of new products, or successfully identify alternative applications for existing products. Failure of current or planned products to operate as expected could delay or prevent their adoption. If target customers do not purchase and successfully deploy current and planned products, the Company's revenue will not grow significantly.

        The Company will not be successful if its customer base does not grow. The
Company's future success depends on attracting additional customers. The growth of the Company's customer base could be adversely affected by:

     o    customer unwillingness to install or utilize the Company's products;

     o    customer inability to devote capital to acquire the Company's products;

     o    any  delays or  difficulties  incurred  in  completing  the  development, licensing and introduction of planned products or product enhancements;

     o    new product introductions by competitors;

     o    any failure of the Company's products to perform as expected; or

     o    any difficulty  incurred in meeting customers'  delivery  requirements or servicing expectations.

     o    changes to laws, regulations or licensing requirements  applicable to the
          Company's products.

        If the Company does not respond rapidly to technological changes, its products could become obsolete. The market for water purification and disinfection products is likely to continue to be characterized by change and development, new products and technologies, and changes in customer requirements. The Company may be unable to respond quickly or effectively to these developments. The Company may experience design, manufacturing, marketing and other difficulties that could delay or prevent development, introduction or marketing of products and product enhancements. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards or technologies could render existing or future products obsolete.

        In developing products, the Company has made, and will continue to make, assumptions about the standards that may be adopted by customers and competitors.
If the standards adopted are different from those the Company has chosen to support, market acceptance of products may be significantly reduced or delayed and the Company's business will be seriously harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render the Company's existing products obsolete.

        The Company may not become profitable unless Corporate Partners and distributors
successfully expand sales, service support operations.   The Company's product sales
depend upon the successful efforts of its corporate partners and distributors. The
Company has existing license agreements with over half a dozen corporate partners and distributors. Current licensing arrangements provide a distribution network for the Company's products encompassing both domestic and international markets, including
North America, the United Kingdom, Mexico, Central and South America and the Pacific
Basin. The Company is building a sales network and plans to license additional partners as needed. If distributors and corporate partners are unable to expand their sales operations or service effectively the Company's existing customers, the Company may not be able to increase market awareness or product sales, which may prevent the
Company from reaching and maintaining profitability.

        The Company depends upon contract manufacturers, and any disruption in these relationships may cause the Company to fail to meet the demands of its customers and
damage customer relationships.   The Company does not manufacture its own products.
It relies on several contract manufacturers to manufacture products in accordance with the Company's specifications, and to fill orders on a timely basis. Currently, the
Company's RMS and IDS products are manufactured exclusively by Westlund Engineering,
Inc. of Clearwater, Florida. The Company's SAS product line is manufactured by Superior
Aqua Enterprises, Inc. of Sarasota, Florida. Axenohl is manufactured for the Company by
ETI-H2O, Inc. of Lake City, Florida.

        The Company may be unable to manage its relationships with its manufacturers effectively, and these manufacturers may not meet future requirements for timely delivery.
Each contract manufacturer builds products for other companies, and cannot assure the
Company that they will always have sufficient quantities of inventory available to fill orders placed by the Company's customers, or that they will allocate internal resources to fill these orders on a timely basis. Qualifying new contract manufacturers and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of products. If required to change contract manufacturers, the Company may lose revenue and damage its customer relationships.

        The Company's failure to continually improve internal controls and systems
and hire needed personnel, could impair future growth.   The Company's operations
have expanded considerably since 1997, and the Company continues to increase the scope of its operations. Growth has placed, and anticipated growth will continue to place, a significant strain on management systems and resources. The Company's ability to offer products and implement a business plan successfully in a rapidly evolving market requires an effective planning and management process. The Company expects that it will need to continue to improve its financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage relationships with corporate partners and distributors worldwide.
The Company may not be able to implement adequate control systems in an efficient and timely manner. Any failure to attract, assimilate or retain qualified personnel to fulfill current or future needs could impair The Company's growth.

        The Company depends on key personnel to manage its business effectively and
if unable to retain key employees, ability to compete could be harmed.   Future success
depends upon the continued services of the Company's executive officers and other key, sales, marketing and support personnel, who have critical industry experience and relationships that are crucial to implement the business plan successfully. None of the officers or key employees is bound by an employment agreement for any specific term. The Company does not have "key person" life insurance policies covering any of its employees. The loss of the services of any key employee could delay the development and introduction of, and negatively impact the Company's ability to sell, its products.

        The Company's ability to compete successfully could be jeopardized if it is unable to protect its intellectual property rights from third-party challenges.
The Company relies or expects to rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect its intellectual property rights. The Company also enters into confidentiality or license agreements with employees, consultants and corporate partners, and controls access to and distribution of documentation, product specifications and other proprietary information.
Despite efforts to protect proprietary rights, however, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology.
Monitoring unauthorized use of products is difficult and the Company cannot be certain that the steps it has taken will prevent unauthorized use of technology, particularly in foreign countries, where the laws may not protect proprietary rights as fully as in the United States. If competitors are able to use the Company's technology, its ability to compete effectively could be harmed.

        We are uncertain whether we will be able to realize the value of our intangible
assets.   A significant portion of the Company's assets consists of intellectual property and other intangible assets. In the event the Company is unable to implement its business plan successfully, the Company cannot assure that it will be able to realize the amounts listed on its balance sheet, or any amount, for such assets. Any successful challenge to the Company's intangible assets, or any inability to realize the value of those assets may have a material, adverse effect on the Company's financial position, results of operations and prospects.

        If necessary licenses of third-party technology are not available or are
very expensive, the Company's products could become obsolete.   From time to time
the Company may be required to license technology from third-parties to develop new products or product enhancements. The Company cannot assure that third-party licenses will be available on commercially reasonable terms, if at all. The inability to obtain a third-party license required to develop new products and product enhancements, could require the Company to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm the Company's competitiveness.

        The Company could become involved in litigation regarding intellectual property rights, which could seriously harm its business and require it to incur
significant costs.   In recent years, there has been significant litigation in the
United States involving patents and other intellectual property rights. Although the Company has not been involved in any intellectual property litigation, it may be a party to litigation in the future to protect its intellectual property or as a result of an allegation that it infringes others' intellectual property. Any parties asserting that the Company's products infringe upon their proprietary rights would force the Company to defend itself and possibly its customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject the Company to significant liability for damages and invalidation of proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force the Company to do one or more of the following:

     o    stop selling,  incorporating  or using  products that use the  challenged intellectual property;

     o    obtain  from the owner of the  infringed  intellectual  property  right a license  to  sell or use  the  relevant  technology,  which  license  may not be available on reasonable terms, or at all; or

     o    redesign those products that use such technology.

If forced to take any of the foregoing actions, the Company's business may be seriously harmed.

        The Company may face risks associated with its international expansion
that could impair its ability to grow abroad.   The Company intends to continue
to expand its sales into international markets. This expansion will require significant management attention and financial resources to develop successfully international distribution, sales and support channels and to support customers in international markets. The Company may not be able to develop international market demand for its products.

        The Company has limited experience in marketing, distributing and supporting its products internationally and to do so successfully, it expects assistance and support from its licensed corporate partners. Specifically, the Company will look to local partners and distributors for guidance in developing versions of the
Company's products that comply with local standards. Additionally, international operations are subject to other inherent risks, including:

     o    greater  difficulty  in  accounts   receivable   collection  and  longer
          collection periods;

     o    difficulties and costs of staffing and managing foreign operations;

     o    the impact of recessions in economies outside the United States;

     o    unexpected changes in regulatory requirements;

     o    certification requirements;

     o    currency fluctuations;

     o    reduced protection for intellectual property rights in some countries;

     o    potentially adverse tax consequences; and

     o    political and economic instability.

        Any acquisitions made by the Company could disrupt its existing business
and seriously harm its financial condition.   As part of the Company's ongoing
business development strategy, it considers acquisitions and strategic investments in complementary companies, products or technologies. The Company may also evaluate other potential transactions and transaction prospects. In the event of any purchases, the Company could:

     o    issue stock that would dilute current stockholders' percentage ownership;

     o    incur debt;

     o    assume liabilities;

     o    incur  amortization  expenses  related to goodwill  and other  intangible assets; or

     o    incur large and immediate write-offs.

Operation of any acquired business and achieving the benefits of any acquisition, involves numerous risks, including:

     o    problems combining the purchased operations, technologies or products;

     o    unanticipated costs;

     o    diversion of management's attention from the Company's core business;

     o    adverse  effects on existing  business  relationships  with suppliers and customers;

     o    risks  associated  with  entering  markets in which the Company has no or limited prior experience; and

     o    problems with integrating  employees and potential loss of key employees, particularly those of the purchased organizations.

        The Company cannot assure that it will be able to achieve the benefits of any such acquisition or successfully integrate any acquired businesses, products, technologies or personnel, and any failure to do so could disrupt the Company's business and seriously harm the Company's financial condition.

        The Company's stock price may be volatile.   An active public market for
the Company's common stock may not be sustained. The following factors could cause the market price of the Company's common stock to fluctuate significantly:

     o    loss of a major corporate partner or distributor;

     o    significant  changes or slowdowns in the funding and spending patterns of current and prospective customers;

     o    the addition or departure of key personnel;

     o    variations in quarterly operating results;

     o    announcements by the Company or its competitors of significant contracts, new technologies, new products or product enhancements;

     o    failure to meet the Company's product milestones;

     o    acquisitions,  distribution  partnerships,  joint  ventures  or  capital commitments;

     o    changes in financial estimates by securities analysts;

     o    sales of common stock or other securities in the future;

     o    changes in market valuations of water purification technology companies;

     o    fluctuations in overall stock market prices and volumes.

        In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may materially adversely affect the market price of the Company's common stock, regardless of its actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

        The Company's business is subject to governmental regulations and licensing
requirements.   The water purification and disinfection industry is subject to local, state and federal regulations and licensing requirements governing water quality and the sale of water purification and disinfection products. Although the Company makes every effort to comply with such regulations and licensing requirements, doing so can be an expensive, time consuming process. Moreover, laws and regulations may change. A change in laws, regulations or licensing requirements may require the
Company to incur additional, unexpected expenses.

Item 2.  Description of Property.

        The Company leases its principal offices at 28163 U.S. 19 North, Suite 302
Clearwater, Florida, 33761, pursuant to a three (3) year Executive Suite Lease
Agreement between Klein & Heuchan, Inc. and the Company dated July 18, 2000.

         The Company owns no real property.

Item 3.   Legal Proceedings.

        On April 12, 2001, the Company filed a declaratory judgment action in the
Circuit Court of Pinellas County, Florida against IMS and ETI-H2O. The lawsuit seeks a judicial declaration regarding certain license agreements actually or purportedly entered into between the parties. Specifically, the Company seeks a judicial ruling confirming that a purported Manufacturing, Licensing and Distribution
Agreement dated March 26, 2000 between the Company, IMS and ETI-H2O did not constitute a binding contract. Additionally, the lawsuit seeks to confirm (i) that the Standard
Manufacturing Agreements dated November 30, 1998 and September 17, 1999 between the Company and ETI-H2O do not grant ETI-H2O exclusive, worldwide manufacturing rights for the Company's Axenohl product line, and that (ii) the November 24, 1999
License Agreement between IMS and the Company does not transfer exclusive, worldwide distribution and marketing rights for Axenohl to IMS.

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

            SUMMARY OF QUARTERLY HIGH & LOW PRICE OF COMMON STOCK
                                    1999-2000

    QUARTER                                       HIGH BID                             LOW BID

1st Quarter 1999                                     0.20                                0.05

2nd Quarter 1999                                     0.20                               0.0425

3rd Quarter 1999                                     0.13                               0.055

4th Quarter 1999                                    0.0825                               0.07

1st Quarter 2000                                     0.42                                0.19

2nd Quarter 2000                                     0.58                                0.18

3rd Quarter 2000                                     0.26                                0.17

4th Quarter 2000                                     0.19                                0.13

(1)    The above table is based on Over-The-Counter quotations. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transaction.

(2)    All historical data was obtained from OTC:BB web site or the Pink Sheets web site.

        As of April 6, 2001, there were 526 owners of record of the Company's common stock.

        The Company is just emerging from a developmental stage and as such has not declared a dividend to date. As the Company's royalty agreements come into play during the last quarter of year 2001, the Company hopes to become profitable for the first time. The nature of the Company's products dictates a continued and increasing research and development expenditure to expand the number of markets.
Additionally, the patent expense for numerous international patents and the certification process (EPA, FDA, USDA) in numerous countries will continue to tax revenues. Management does not expect to declare dividends until at least the last quarter of 2002, if ever.

Recent Sales Of Unregistered Securities.

        The following table sets forth information with respect to sales by the
Company of its securities during the past three years without registration under the Securities Act of 1933. The table sets forth the name of each purchaser, the amount of securities sold, the consideration received by the Company and the date of the transaction.

        As indicated in the following table by the symbol "+", with respect to sales of 2,729,999 shares of stock for an aggregate consideration of $221,000, the Company retained Jack Augsback & Company (an affiliate of Angel Investments, LLC) as placement agent, for which the Company paid compensation of $28,000.

        As indicated in the table by the symbol "&", the Company has issued
223,530 shares of common stock to five independent contractors in exchange for services rendered on behalf of the Company. In addition, as indicated in the table by the notation "Settlement," the Company issued an aggregate of 568,776 shares of common stock to four persons in settlement of contractual disputes. Finally, in
December 2000, the Company issued 1,908,000 shares of common stock to five persons in connection with the acquisition of EHPCI, Ltd. These transactions are indicated
in the table by the notation "Acquisition."

        All other transactions described in the table were sales of the Company's common stock for cash, none of which were underwritten. None of the sales involved a public offering.

        All sales were made to persons the Company believes to be accredited investors
(indicated in the table by the symbol "*"), or to unaccredited investors the Company believes are sophisticated enough to understand the merits and risks of purchasing the Company's stock (indicated in the table by the symbol "**").

        Except as described in the next paragraph, all sales described in the table were made in reliance on the exemption provided by Rule 504. In connection with such transactions, the Company complied with the manner of offering restrictions of Rule 502(c), and as required by Rule 502(d), the Company exercised reasonable care to assure that the purchasers of the securities were not underwriters.

        Certain recent transactions described in the table were made in reliance on the exemption provided by Rule 506. Such transactions are indicated in the table by the notation"506." In connection with such transactions, the Company limited sales of stock to purchasers who are accredited investors or are unaccredited investors the Company believes are sophisticated enough to understand the merits and risks of purchasing the Company's stock. Further, the Company complied with the information requirements of Rule 502(b), the manner of offering restrictions of Rule 502(c), and as required by Rule 502(d), the Company exercised reasonable care to assure that the purchasers of the securities were not underwriters.

    Name                                       No. Shares         Price         Date       Notes

Thomas H. and Peggy Pearson                     253,333          $38,000       7/7/98       *

Lillie Lee Lucas                                227,272          $22,727       7/7/98       *
Kristina C. Burgess

Lillie Lee Lucas                                113,626          $11,362       7/7/98       *
Bert Lucas

C & P Trust Company                              61,500           $9,875       7/7/98       *

Jeff P. Hower                                   300,000          $15,000       7/7/98       *

Will Corder                                     300,000          $15,000       7/7/98       *

Colin B. Campbell                                55,555           55,555       7/7/98       *

David and Victoria Campbell                      55,555           $3,000       7/7/98       *

Coffee House Investment Club                      7,777             $500       7/7/98       *

Israel Santiago                                  21,429           $3,000       7/7/98       *

Robert Hall                                      50,000           $5,000       7/7/98      **&

Jeff P. Hower                                   250,000          $20,000      8/14/98       *

John Dickens                                    250,000          $20,000      8/14/98       *

Karen Lynn Stromsted                             10,000           $1,000     10/14/98       *

Thor Stromsted                                  100,000           $5,000     10/14/98      **&

William H. Neal                                  10,000           $1,000     10/14/98       *

George Duren                                    112,500           $5,000     10/14/98      **

Jeff P. Hower                                   250,000          $10,000     10/14/98       *

John Dickens                                    250,000          $10,000     10/14/98       *

Will Corder                                     250,000          $10,000     10/14/98       *

Fairway Associates                              300,000          $13,500      11/4/98       *

Fairway Associates                              200,000           $9,500     11/13/98       *

David Campbell                                   16,666           $1,000     11/13/98       *

Kristina C. Burgess                              50,000           $3,500     11/13/98       *

Bert Lucas                                       50,000           $3,500     11/13/98      **

Fairway Associates                              200,000           $9,500     11/20/98       *

Fairway Associates                              250,000          $13,500      12/4/98       *

Fairway Associates                              300,000           $9,000     12/23/98       *

Fairway Associates                              300,000           $9,000       1/6/99       *

Fairway Associates                              250,000           $9,325       1/7/99       *

Fairway Associates                              250,000          $12,500      1/15/99       *

Fairway Associates                              300,000          $15,000      1/20/99       *

Amram Rothman                                   126,984          $10,000      2/19/99       *

Fairway Associates                              250,000          $23,750      1/27/99       *

Robert Zola                                      19,230           $2,500      1/27/99      **

Richard Lynch                                   300,000          $21,000      1/27/99       *

Jeff P. Hower                                   300,000          $21,000      1/27/99       *

John Filak                                      110,000          $11,000      1/27/99       *

Kristina C. Burgess                              10,000           $1,350      1/27/99       *

Bert R. Lucas                                    10,000           $1,350      1/27/99       *

Fairway Associates                              300,000          $17,500      2/19/99       *

Amram Rothman                                   126,984          $10,000      2/19/99       *

Robert W. Geiger                                 20,000           $1,000      2/23/99       *

Fairway Associates                              275,000          $12,375       3/1/99       *

Amram Rothman                                   210,526          $10,000      3/19/99       *

Fairway Associates                              400,000          $14,000      3/27/99       *

Fairway Associates                              175,000           $6,500       4/5/99       *

Amram Rothman                                   266,667          $10,000      4/12/99       *

Amram Rothman                                   439,216          $20,000      5/11/99       *

Sholem Liebenthal                               246,184          $10,000      5/11/99       *

Amram Rothman                                   125,000          $10,000      5/25/99       *

Sholem Liebenthal                               129,032          $10,000      5/25/99       *

Mary and John Bagnato                           100,000          $10,000      5/25/99       *

Steven R. Haligas Trust                          35,000           $1,000       6/6/99       *

Sholem Liebenthal                               106,667          $10,000      6/21/99       *

Amram Rothman                                    64,829           $6,077      6/21/99       *

Maria Staymates                                 145,000          $12,325       7/2/99       *

Doyal F. Plank Jr.                               30,000           $2,250       7/2/99       *

William W. Knicley                               25,000           $2,125       7/2/99       *

David Campbell                                   33,333           $3,000       7/2/99       *

Sholem Liebenthal                               140,351          $10,000      8/11/99       *

Sholem Liebenthal                               135,593          $10,000      8/26/99       *

Edmund D. Wright                                 25,000           $1,000      8/26/99      **

Waterford Enterprises, LLC                      320,000          $21,000      9/10/99       *

Manoj Associates, LLC                           250,000          $13,750      9/14/99       *

Manoj Associates, LLC                           300,000          $15,000      9/23/99       *

HLKT Holding, LLC                               400,000          $20,000      9/27/99       *

Manoj Associates, LLC                           300,000          $11,250      10/5/99       *

Manoj Associates, LLC                           350,000          $14,000     10/12/99       *

Manoj Associates, LLC                           300,000           $9,000     10/21/99       *

Manoj Associates, LLC                           300,000          $11,250     10/29/99       *

Manoj Associates, LLC                           300,000          $15,000      11/4/99       *

Amram Rothman                                   253,968          $10,000     11/10/99       *

Manoj Associates, LLC                           250,000          $10,000     11/12/99       *

Manoj Associates, LLC                           250,000          $10,000     11/19/99       *

HLKT Holding, LLC                               231,884          $10,000     11/22/99       *

Sholem Liebenthal                               231,884          $10,000     11/22/99       *

Manoj Associates, LLC                           330,000          $13,860     11/30/99       *

Manoj Associates, LLC                           175,000          $16,188     12/17/99       *

Nancy Lutz                                      100,000          $10,000     12/21/99       *

Sholem Liebenthal                               110,942          $10,000     12/21/99       *

HLKT Holding, LLC                               160,321          $10,000     12/21/99       *

Manoj Associates, LLC                           140,000          $12,600       1/4/00       *

Manoj Associates, LLC                           175,000          $15,750       1/7/00       *

Manoj Associates, LLC                           150,000          $13,500      1/28/00       *

HLKT Holding, LLC                               300,000          $10,000      1/28/00       *

HLKT Holding, LLC                                50,000           $1,500       3/1/00       *

Sr. Federico Rodriguez                          416,666          $50,000      4/20/00       *

Mr. Bert Lucas                                  200,000          $20,000      4/20/00      **

Ms. Kristina Burgess                            200,000          $20,000      4/20/00       *

David & Victoria Campbell                       200,000          $20,000      4/20/00       *

Mr. Robert Stahlschmidt                         225,000          $27,000      4/20/00       *

Mr. Del Welker                                  200,000          $18,182      4/20/00       *

Mr. Peter S. Gibson                             200,000          $20,000      4/20/00       *

Nancy Lutz                                      100,000          $10,000      4/20/00       *

Mr. Will Corder                                 500,000          $30,000      4/20/00       *

Manoj Associates, LLC                           100,000          $15,000      4/20/00       *

HLKT Holding, LLC                                50,000          $13,500      4/22/00       *

Manoj Associates, LLC                           120,000          $15,000       5/8/00       *

Manoj Associates, LLC                           160,000          $14,400      5/12/00       *

Mr. Thomas Sweeney                              100,000          $12,000      5/13/00       *

Mr. Gary Wiegele                                 24,111           $4,340      5/13/00       *

Mr. Craig Sheffield                             150,000          $29,000      5/13/00       *

Mr. Jeff Hower                                  800,000          $32,889      5/13/00       *

Mr. John Dickens                                200,000          $20,000      5/13/00       *

The Chelverton Fund                           2,533,333         $211,000       6/7/00       *

Mr. Jeff Hower                                  550,000          $22,611       6/7/00       *

Mr. John Dickens                                300,000          $20,000       6/7/00       *

Mr. James Grandquest                             46,666           $4,666       6/7/00       *

Mr. Del Welker                                   20,000           $1,818       6/7/00       *

William Neal                                     10,000           $1,000       6/7/00       *

Joanna Urchism                                   50,000           $5,000       6/7/00       *+

Joanna Urchism                                   50,000           $5,000      6/28/00       *+

Thomas Sidoti                                    50,000           $5,000      6/28/00       *+

Augsback & Associates                           200,000          $18,000      7/13/00       *+

Manoj Associates, LLC                           100,000          $10,000      7/19/00       *

Beverly Lewis                                    80,000           $8,000      7/20/00        +

Philip Lewis                                    290,000          $29,000      7/20/00       *+

Jon W. & M. Catherine Urchisin                   50,000           $5,000      7/27/00       *+

Manoj Associates, LLC                           120,000          $12,000       8/2/00       *

Thomas Sidoti                                    50,000           $5,000       8/3/00       *+

Jack Augsback                                    30,000           $3,000       8/3/00       *+

Tammy Augsback                                   50,000           $5,000       8/3/00       *+

Dr. Stephen Mazer                               100,000          $10,000       8/3/00       *+

Thor Stromsted                                  150,000           $7,500       8/3/00       **

Manoj Associates, LLC                           125,000          $11,250      8/11/00       *

Jack Augsback                                   100,000          $10,000      8/16/00       *

Betty Lou Brinkman                               70,000           $7,000      8/17/00       *+

Gerald & Geraldine Bargonzi                      50,000           $5,000      8/17/00       *+

Robert & Ellen Mulcahey                          30,000           $3,000      8/17/00       *+

Betty Lou Brinkman                               70,000           $7,000       9/3/00       *+

Tammy Augsback                                   70,000           $7,000       9/3/00       *+

Dr. Stephen Mazer                               100,000          $10,000       9/3/00       *+

Jack Augsback                                   110,000          $13,200      9/19/00       *+

The Chelverton Fund, Ltd.                       414,583          $49,750      9/28/00       *+

The Chelverton Fund, Ltd.                       927,083         $111,249      10/6/00       *

The Chelverton Fund, Ltd.                        75,000          $14,000     10/16/00       *

The Chelverton Fund, Ltd.                       133,333           $6,666      11/9/00       *

Murdock Capital Partners(BVI) Ltd.               50,000           $5,000      12/8/00       *

John Mercier                                     43,776       Settlement      12/8/00       **

Daniel Boatman                                   11,765           $1,000      12/8/00       **

Carrie Pluto                                     11,765           $1,000      12/8/00       **

Mrs. Justina Alexander                           56,250      Acquisition     12/14/00       *

Ernest Sydney Garvey                             56,250      Acquisition     12/14/00       *

Richard Michael Goodall                         384,750      Acquisition     12/14/00       *

Nearco Trust Co (Jersey) Ltd.                   321,750      Acquisition     12/14/00       *

Mrs. Hillary Margaret Reid                    1,089,000      Acquisition     12/14/00       *

Murdock Capital                                 545,454          $30,000     12/14/00       *

Beverly Lewis                                   363,636          $20,000     12/14/00       *

The Chelverton Fund, Ltd.                       360,000          $18,000     12/14/00       *

Manoj Associates, LLC                           200,000          $14,000     12/14/00       *

Orienstar Financial, Ltd.                     1,081,081          $50,000     12/14/00       *

Manoj Associates, LLC                         1,800,000          $85,000     12/14/00       *

Manoj Associates, LLC                           200,000          $12,000     12/28/00       *

H. Theodore Quale                                20,000           $1,900      1/31/01      **506

Kristina C. Burgess                             427,971          $53,420       2/6/01      *506

Bert R. Lucas                                   100,000          $12,482       2/6/01      *506

Kelly R. McGaughey                              234,000          $11,700      3/16/01      *506

Paul O. Wright                                  206,000          $10,300      3/16/01      **506

Mr. Jeff P. Hower                               275,000       Settlement       3/7/01       *506

Mr. John E. Dickens                             125,000       Settlement       3/7/01       *506

Mr. Will Corder                                 125,000       Settlement       3/7/01       *506

The Chelverton Fund, Ltd.                       990,100          $50,000       4/4/01       *506

*        Accredited investor
**       Unaccredited, sophisticated investor
+        Commission paid
&        Issued for services
506      Reliance on Rule 506 (all others Rule 504)

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the financial data appearing elsewhere in this report.

Results Of Operations

        Although the Company has been in existence for a number of years, management's efforts to develop the Company's business have not yet resulted in generation of significant revenues. To date, management's efforts have focused on developing licensing relationships and promoting and conducting research and development to demonstrate the feasibility and efficacy of the Company's products. Until potential customers are convinced of the viability of the Company's technology, it is unlikely that the Company will generate significant revenue. The following discussion of the
Company`s historical financial results should be read against that background.

Fiscal 2000 vs. Fiscal 1999

        At this stage of its development, the Company's revenues consist of sales of products incidental to research and testing activities.. For the year ended
December 31, 2000, revenues decreased from $34,836 to $12,588, a decrease of $22,248, or 63.9%. The decrease was a result of declining consumption of Company products at test sites. For the same period, cost of sales increased from $35,301 to $59,190, an increase of 67.7%. Management believes that a change in product mix caused the increase in cost of sales. Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the sales, cost of sales or margins that the Company may attain if its sales goals are achieved.

        The largest component of the Company's operating expenses is personal services, which consist of salaries, payroll taxes and other employment-related costs. Personal services expense increased from 1999 to 2000 by $45,830, or 20.1%. The increase resulted from payment to the Company's officers of an increased percentage their stated compensation rates over 1999. Another significant component of the Company's operating expenses is professional services. This component consists of legal and accounting fees. Professional services expense increased from 1999 to 2000 by $131,445, or 135.1%. The increase in professional services expense resulted from (i) legal fees associated with the Company's patent activities and its preparation of filings required by the securities laws, and (ii) accounting fees associated with preparing the audited financial statements contained in its securities filings.

        The Company's research and development expense decreased by $60,658, while its marketing expense increased by $83,851. These changes reflect the completion of much of the research underlying the Company's products and the change of its focus to promoting, rather than developing, its basic product lines.

        The Company's overall operating expenses increased from 1999 ($639,202)
to 2000 ($809,897). This increase resulted from substantial increases in professional service fees, marketing expenses and other expenses arising from the Company's increased marketing efforts as well as its efforts to register its common stock under the
Securities Exchange Act of 1934.

        Interest expense decreased from $153,470 to $16,433 as a result of the
Company's extensive use of debt financing in 1999, much of which was converted to equity at December 31, 1999.

Future Periods

        The Company's expenses, other than rent and personnel costs, are variable in nature. The Company's personnel costs have been reduced to the costs of its two executive officers. In fact, management expects that personnel costs will increase substantially in 2001 and future years as the Company expands its marketing efforts.
Most of the Company's other operating expenses, however, are expected to decline with time. Management believes that the level of professional fees paid by the Company in 1999 and 2000 will decline substantially. It will also require less testing to establish the efficacy of its products as its current research and development matures and as its products are exposed to the marketplace through the efforts of its licensees. Management expects to see the results of these efforts beginning in 2001.

Liquidity and Capital Resources

General

        The Company's operating requirements have regularly exceeded its cash flow from operations as it continues to engage in testing and development of its products.
The Company's cash used in operating activities for 2000 was $853,719, compared to
$572,566 for 1999. The Company also invested in assets of approximately $125,447 in 2000, as compared to $21,903 in 1999. The resulting cash shortfall was financed through the issuance of debt instruments, in 1999, and through the private offering of common stock in 2000.

        Based upon the Company's current plans, the Company anticipates that it will need to seek additional financing. The Company has engaged in a number of tests and demonstrations and has entered into license agreements with entities for the distribution of its products. These licensing relationships are in their early stages, however, and none of them have yet resulted in the payment of any royalties or other amounts to the Company. It is difficult to predict what revenue stream, if any, they will generate.

        The Company does not expect its royalty stream to be sufficient to cover costs of operations in the near future. The Company expects that it will continue to be required to raise capital to fund operations at least through the second quarter of 2001. The Company will attempt to raise this capital by borrowing, but no lender has issued a binding commitment to the Company. Therefore, the Company expects to engage in one or more private placements of common stock to fund its operating needs.
The Company has engaged in discussions with several investment banking firms who have expressed interest in assisting the Company in such a private offering. Management is confident that private equity financing will be available to fund it until revenues from licensing operations are sufficient to fund operations.

Capital Expenditures

        Management does not expect to incur any significant capital expenditures in the foreseeable future.

Staffing

        The Company must increase its work force. Currently, the Company has two full-time employees. The Company's marketing plan does not call for building a sale force to sell to end-users but instead to license the technology to market segment leaders with existing sales forces. The Company will train these sales forces to sell the Company's products and to provide technical assistance through quarterly service to the systems. Nevertheless, the Company requires an increased sales force to sell technology licensing agreements. Management expects to add five employees in 2001. The expected cost of these additional employees is $250,000 in 2001.

Item 7.  Financial Statements.

                                    CONTENTS

                                                                     Page

INDEPENDENT AUDITORS' REPORT                                          52

FINANCIAL STATEMENTS:

    Consolidated Balance Sheet                                        53

    Consolidated Statements of Operations                             54

    Consolidated Statements of Changes in Stockholders' Deficit       55

    Consolidated Statements of Cash Flows                             56

    Notes to Consolidated Financial Statements                        57

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
NVID International, Inc. and Subsidiary
Sarasota, Florida

We have audited the accompanying consolidated balance sheet of NVID International,
Inc. and Subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of EHPC Ionisation, Ltd., a London based subsidiary acquired in December 2000. EHPC Ionisation Ltd.'s financial statements reflect total assets of $12,538 as of December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for EHPC Ionisation, Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Davis, Monk & Company
April 12, 2001
Gainesville, Florida

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                    ASSETS

CURRENT ASSETS
  Cash                                                    $    23,172
  Accounts Receivable                                          22,462
  Inventory                                                    65,846
  Prepaid Expenses                                             19,728
TOTAL CURRENT ASSETS                                          131,208

PROPERTY AND EQUIPMENT                                         37,815

OTHER ASSETS

  Note Receivable from Stockholder                              5,000
  Patent Pending                                              251,954
  Deposits                                                      2,145
  Goodwill                                                    295,971

TOTAL OTHER ASSETS                                            555,070

TOTAL ASSETS                                               $   724,093
                                                          ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                        $    81,676
  Patent Costs Payable                                        165,767
  Accrued Salaries and Benefits                               222,860
  Notes Payable                                                35,036

TOTAL LIABILITIES                                             505,339

STOCKHOLDERS' EQUITY
  Common Stock; 100,000,000 Shares Authorized at $.001
     Par Value, 61,126,747 Shares Issued and Outstanding       61,127
  Additional Paid-In Capital                                6,976,008
  Accumulated Deficit                                      (6,818,381)

TOTAL STOCKHOLDERS' EQUITY                                    218,754

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   724,093
                                                          ===========

                             See accompanying notes.
                                       53

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                 2000          1999

SALES                                        $  12,588    $   34,836

COST OF SALES                                  (59,190)      (35,301)

GROSS PROFIT (LOSS)                            (46,602)         (465)

OPERATING EXPENSES
  Personal Services                            272,036       226,206
  Travel                                        58,292        93,839
  Professional Services                        228,775        97,330
  Penalties and Fines                            1,861        29,661
  Research and Development                       6,000        66,658
  Rent                                          22,223         9,812
  Depreciation and Amortization                 21,379        31,319
  Office Expenses                               52,822        26,543
  Telecommunications                            23,674        14,374
  Bad Debt Expense                                 645            --
  Commissions                                   15,729        20,850
  Marketing and Promotions                     106,461        22,610

TOTAL OPERATING EXPENSES                       809,897       639,202

OPERATING LOSS                                (856,499)     (639,667)

OTHER INCOME (EXPENSE)
  Interest Expense                             (16,433)     (153,470)

NET LOSS                                     $(872,932)    $(793,137)
                                             =========     =========

BASIC NET LOSS PER SHARE                     $    (.01)    $    (.02)
                                             =========     =========
DILUTED NET LOSS PER SHARE                   $    (.01)    $    (.02)
                                             =========     =========

                             See accompanying notes.
                                       54

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                         ADDITIONAL
                                       COMMON STOCK       PAID-IN      ACCUMULATED
                                   SHARES       AMOUNT    CAPITAL        DEFICIT        TOTALS

Balance, January 1, 1999        48,278,886     $48,279   $4,851,618   $(5,152,312)    $(252,415)

Common Stock Issued:
 For Interest on Notes              20,000          20        2,680            --         2,700
 For Convertible Debt            4,704,374       4,704      259,111            --       263,815
 For Cash                        7,367,563       7,368      387,080            --       394,448
Value of Embedded
 Beneficial Conversion
 Features of
 Convertible Debt                       --          --      100,000            --       100,000
Broker's Fees                           --          --       (7,604)           --        (7,604)
Common Stock Cancelled         (11,262,528)    (11,263)      11,263            --            --

Net Loss                                --          --           --      (793,137)     (793,137)

Balance,
  December 31, 1999             49,108,295      49,108    5,604,148    (5,945,449)     (292,193)

Common Stock Issued:
 For Interest on Notes              50,000          50        4,950            --         5,000
 For Convertible Debt              350,000         350       39,650            --        40,000
 For Cash                       12,024,980      12,025    1,063,259            --     1,075,284
 For Services                      513,972         514       54,762            --        55,276
 For Business Acquisition        2,250,000       2,250      267,750            --       270,000
Broker's Fees                           --          --      (61,681)           --       (61,681)
Common Stock Cancelled          (3,170,500)     (3,170)       3,170            --            --

Net Loss                                --          --           --      (872,932)     (872,932)

Balance, December 31, 2000      61,126,747    $ 61,127   $6,976,008   $(6,818,381)    $ 218,754
                                ==========    ========   ==========   ===========     =========

                             See accompanying notes.
                                       55

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                           $(872,932)  $(793,137)
 Adjustments to Reconcile Net Loss to Net Cash
  Used by Operating Activities:
  Depreciation and Amortization                        21,379      31,319
  Bad Debt Expense                                        645          --
  Common Stock Issued for Operating Expenses           60,277       6,515
  Interest Expense From Beneficial Conversion
   Feature of Convertible Debt                             --     100,000
  Interest Expense From Cost of Convertible Debt           --      40,500
  Changes in:
   Accounts Receivable                                  9,977      24,456
   Inventory                                          (25,767)     (1,446)
   Prepaid Expenses                                   (19,728)         --
   Note Receivable From Shareholder                        --      (5,000)
   Accounts Payable                                    (5,038)    (14,874)
   Patent Costs Payable                                    --       8,689
   Accrued Salaries and Benefits                      (23,532)     30,412
  Deposits                                              1,000          --
NET CASH USED BY OPERATING ACTIVITIES                (853,719)   (572,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Received From Purchase of Subsidiary                 364
Cash Paid For Intangible Assets - Patent              (98,500)         --
Cash Paid For Intangible Assets - License                  --     (20,000)
Purchase of Fixed Assets                              (27,311)     (1,903)

NET CASH USED BY INVESTING ACTIVITIES                (125,447)    (21,903

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds From Notes and Debentures                         --     259,500
Payments on Notes                                     (28,690)    (38,545)
Proceeds From Issuance of Stock (Net of
  Brokers Fees of $61,681 in 2000 and
  $7,604 in 1999)                                   1,013,602     386,844

NET CASH PROVIDED BY FINANCING ACTIVITIES             984,912     607,799

INCREASE IN CASH                                        5,746      13,330

CASH AT BEGINNING OF YEAR                              17,426       4,096

CASH AT END OF YEAR                                  $ 23,172    $ 17,426
                                                     ========    ========

                                  (Continued)
                             See accompanying notes.
                                       56

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Concluded)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid During the Year for Interest                  $  11,310  $   6,455
   Noncash Investing and Financing Activities:
   Accounts Payable Incurred for Intangible Assets-Patents $  34,741  $  31,175
   Stock Issued as Payment For:
   Services                                                $  55,277  $      --
   Interest                                                $   5,000  $   2,700
   Debt                                                    $  40,000  $ 260,000
   Interest on Convertible Debt                            $      --  $   3,815

Business Acquisition:

The Company issued 2,250,000 shares of stock to acquire a 100% share of EHPC Ionisation,
Ltd. The following assets and liabilities were acquired in the transaction:

                    Cash                        $    364
                    Accounts Receivable           12,174
                    Goodwill                     295,971
                    Accounts Payable             (38,509)
                    Value of Shares Issued      $270,000
                                                ========

                             See accompanying notes.
                                       57

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include those of NVID International, Inc.
(NVID) and its wholly owned subsidiaries, Aqua Bio Technologies, Inc. (Aqua Bio)
and EHPC Ionisation Ltd. (EHPCI), hereafter collectively referred to as the Company.
All significant intercompany accounts and transactions have been eliminated.

Nature of Operations

NVID was incorporated on August 26, 1984 under the state laws of Delaware. Aqua
Bio (formerly d.b.a. Superior Aqua Products) was incorporated in the state of Florida on November 7, 1991. Effective November 14, 1994, NVID issued 18,281,500 shares of its common stock in exchange for 100 percent of the issued and outstanding common stock of Aqua Bio. EHPCI was incorporated in 1998 in Eastcote, Middlesex United Kingdom.
Effective December 12, 2000, NVID issued 2,250,000 of its common stock in exchange for 100 percent of the issued and outstanding common stock of EHPCI.

The Company is in the business of marketing and distributing electronic water purification systems. The system contains specially designed electrodes inside an "ion chamber".
A safe, low, electronic charge is sent to the electrodes by a solid state control unit. This produces positive charged atoms called "ions" of copper and silver, which are concentrated to 60 ppb and injected into the process water where they attach and kill algae, bacteria, fungus, yeast, etc. The charged, dead microorganisms attach, forming larger particles which are removed by the existing filtration system. The system use is directed towards residential, commercial, industrial, and municipal applications.

The Company maintains corporate offices in Clearwater and Sarasota, Florida.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are reported at net realizable value. There was no allowance for doubtful accounts at December 31, 2000 or 1999 since all receivables are deemed fully collectible. There are no identifiable concentrations of credit risk related to receivables.

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

The inventory of product held for sale is carried at the lower of cost or market value using the first-in-first-out method.

Property and Equipment

Property and equipment is recorded at its acquisition cost. Depreciation is provided using the straight-line method over the estimated useful lives of five to seven years.

Maintenance and repairs of property and equipment that do not improve or extend the life of the respective assets are charged to expense as incurred. Major renewals and betterments are treated as capital expenditures and depreciated accordingly.

When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts with any gain or loss on disposition reflected in the statement of operations.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Amortization of the license agreement is computed using the straight-line method over the estimated useful life of five years. Amortization of patent costs will begin after the patents are issued.

Revenue and Cost Recognition

The Company utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred. For license fees, the earnings are recognized on a straight-line basis over the term of the license agreement.
For product sales, the Company and the customer agree to a product test period and goals. When testing standards are met, the customer is required to purchase the equipment and the sale transaction is recorded. Product testing and marketing costs are expensed as incurred.

Income Taxes

No provision for taxes has been made due to cumulative operating losses at December
31, 2000. The Company has net operating loss carryforwards of approximately $4,600,000 which will expire in 2009 through 2014. No tax benefit has been reported in the financial statements and the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

Stock Issued for Goods and Services

When common stock is issued as payment for goods and services, the transaction is measured at the fair value of the goods and services received or the fair value of the stock issued, whichever is more clearly evident.

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

NOTE 2 - GOING CONCERN

The Company has incurred significant cumulative net operating losses. The Company continues to market its technologies in order to meet operational expenses. Management expects revenue to increase significantly once patent applications are finalized and U.S. Department of Environmental Protection (USDEP) approvals are received.
However, given the uncertainty surrounding USDEP approvals and the development stage of much of the Company's technologies, the primary source of funding will come from shareholders. Shareholders have continued to express support for the Company. Management is confident that it can continue to raise sufficient financing from shareholders until revenues begin to be received from the marketing of its products and technologies.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                Useful
                                             Lives       2000       1999
Manufacturing Equipment                        5 years    $ 8,005    $ 8,005
Trade Show Displays                            7 years     13,685     13,685
Demo Units                                     7 years     14,617     14,617
Computer Equipment                             5 years     38,449     29,067
Furniture & Fixtures                           7 years      6,286         --
Self Constructed Asset in Progress                --       11,643         --

Total                                                      92,685     65,374

Less Accumulated Depreciation                             (54,870)   (43,491)

Property and Equipment, Net                              $ 37,815   $ 21,883

Depreciation expense for the years ended December 31, 2000 and 1999 was $11,379 and $11,319 respectively.

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                           2000        1999
Patents Pending                                         $ 251,954   $117,713
Less Accumulated Amortization                                 --          --
Patents Pending, Net                                    $ 251,954   $117,713
                                                       ==========   =========
License Agreement                                       $  40,000   $ 40,000
Less Accumulated Amortization                            (40,000)   (30,000)
License Agreement, Net                                  $      --   $ 10,000
                                                       ==========   =========

Patent pending costs are being incurred to secure the patent on Axenol. The patent was received in March 2001. The costs incurred include professional fees of the
Company's patent attorneys and the costs of product testing.

                                                           2000        1999

Patent Attorney Fees (See Note 5)                       $  35,741   $ 31,175
Patent Attorney Fees Paid in Cash                          98,500         --

Costs at January 1                                       117,713      86,538

Costs at December 31                                    $ 251,954   $117,713
                                                       ==========   =========
Goodwill                                                $ 295,971   $     --
Less Accumulated Amortization                                  --         --

Goodwill, Net                                           $ 295,971   $     --
                                                       ==========   =========

The license agreement gives the Company the rights to commercialize the random metering system (RMS). RMS products incorporate technologies to treat large volumes of water.
The agreement has an initial term of two years with provisions for continuous renewal.
Because management had no basis for determining whether the agreement would be renewed, the license agreement was amortized over the initial term of two years.

Amortization expense for the years ended December 31, 2000 and 1999 was $10,000 and $20,000 respectively.

Goodwill associated with the acquisition of EHPCI in December, 2000 will be amortized in future years on a straight line basis over a life of 40 years.

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5 - PATENT COSTS PAYABLE AND STOCK WARRANT

The Company has retained the services of a patent attorney (the attorney) since
1995 to whom it owes $165,767 and $130,026 at December 31, 2000 and 1999, respectively.
Of these amounts, $139,453 and $103,712 were capitalized as patent pending at December
31, 2000 and 1999, respectively. The balance was expensed as professional fees since the related projects are no longer active.

At December 30, 1998, the Company issued a warrant agreement providing the attorney the option to purchase 750,000 shares of stock at an exercise price of $.10 per share. The warrant exercise period started on December 31, 1999 and runs through
December 30, 2003. The warrant agreement gives the attorney the right to apply any portion of the outstanding balance owed by the Company for payment of the exercise price. The value of the warrant was recorded as additional paid-in capital and professional fees at the date of issuance.

The fair value of the option was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 6%; 0% dividend yield; a 5 year expected life; and volatility of 170%.

NOTE 6 - NET LOSS PER SHARE

                                           Net Loss      Shares     Per Share
2000                                     (Numerator)  (Denominator)   Amount
Basic Net Loss per Share:
Net Loss Attributable to
  Common Stockholders                    $(872,932)      61,126,747     $  (.01)
                                         ==========      ==========     ========
Diluted Net Loss per Share:
Net Loss Attributable to
  Common Stockholders                    $(872,932)      61,126,747     $  (.01)
                                         ==========      ==========     ========
1999
Basic Net Loss per Share:
Net Loss Attributable to
  Common Stockholders                    $(793,137)      48,693,590     $  (.02)
                                         ==========      ==========     ========
Diluted Net Loss per Share:
Net Loss Attributable to
  Common Stockholders                    $(793,137)      48,693,590     $  (.02)
                                         ==========      ==========     ========

The effect of shares issuable pursuant to the exercise of warrants and the conversion of debentures has been excluded from the computation of Dilutive Net Loss per Share because the inclusion would be antidilutive.

NOTE 7 - NOTES PAYABLE

Notes payable were due in June of 1999. However, the notes included the option for the holders to extend the repayment terms or to require issuance of the Company's stock at the date of maturity. The notes have been extended without a specified due date. Interest accrues at 20%.

                   NVID INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 8 - PENALTIES AND FINES

For the year ended December 31, 2000 and 1999, amounts reported as penalties and fines consist primarily of assessments from the Internal Revenue Service for late payment of payroll taxes.

NOTE 9 - EQUITY TRANSACTIONS

The Company issues common stock 1) for cash, 2) in exchange for goods or services received, and 3) for debt conversions. Common stock was issued for convertible debt in accordance with the terms of the debt instrument.

The Company canceled 3,170,500 shares of stock in accordance with a final judgment from the Securities and Exchange Commission. The shareholder was a former director of the Company.

NOTE 10 - PURCHASE OF EHPC IONISATION LIMITED

In December 2000, the Company completed the purchase of EHPC Ionisation Limited
(EHPCI), a privately held water purification company organized under the laws of
England. NVID acquired all of the outstanding capital stock of EHPCI for a total purchase price of 3,000,000 shares of NVID common stock. The acquisition was accounted for using the purchase method of accounting. EHPCI's operations have not been included in the consolidated financial statements since the operations for the period from acquisition through December 31, 2000 were insignificant.

The following presents the assets acquired and liabilities assumed:

             Cash                        $    364
             Accounts Receivable           12,174
             Goodwill                     295,971
             Current Liabilities          (38,509)
             Total Acquisition Cost      $270,000
                                         ========

The Stock Purchase Agreement provides that 75,000 shares of the total purchase price will be held in escrow for a period of six months following the execution of the agreement. The release of those shares is contingent on the actual amount of liabilities assumed. The number of shares to be released from escrow to the former shareholders of EHPCI will be 75,000 if no liabilities are determined to have existed at the acquisition date other than those listed above. The number of shares to be released from escrow will be reduced proportionately for liabilities assumed which were not identified at the acquisition date. The total acquisition cost and the goodwill listed above include only those shares issued through December 31, 2000. The value of any additional shares to be issued in connection with this acquisition will increase the recorded amount of goodwill.

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10 - PURCHASE OF EHPC IONISATION LIMITED (concluded)

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition of EHPCI had occurred at January 1, 1999.

                                            December          December
                                            31, 2000     31, 1999
        Sales                              $  12,588         $  79,836
        Net (Loss)                          (898,068)         (791,590)
        Net Income Per Share - Basic            (.01)             (.02)
        Net Income Per Share - Diluted          (.01)             (.02)

The proforma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 11 - WARRANTS

During the year ended December 31, 2000, the board of directors approved the issuance of warrants to purchase an aggregate of 3,453,333 shares of the Company's common stock in conjunction with the sale of the same number of shares of common stock.
Such warrants are exercisable at $.10 per share, are immediately exercisable, and expire at various times through August, 2002.

Certain shareholders exercised the warrants at the same time as they purchased the shares with which the warrants were issued. The Company issued 270,000 shares of common stock for an aggregate of $27,000 upon the exercise of these warrants. The remaining 3,183,333 warrants issued with the 2000 stock purchase transactions remain outstanding at December 31, 2000.

During 1998, the Company issued warrants to purchase 750,000 shares of the Company's common stock to an attorney in exchange for services. Such issuance was accounted for under Financial Accounting Standards Board Statement No. 123 using the Black-Scholes option pricing model, which resulted in the recording of $34,875 in compensation cost during the year ended December 31, 1998.

A summary of warrant activity for 2000 and 1999 is as follows:

                                         Weighted                  Weighted
                               Number     Average                  Average
                                 of      Exercise    Warrants      Exercise
                              Warrants    Price     Exercisable     Price
Outstanding,
 December 31, 1998             750,000    $ .10       750,000       $ 10
  Granted                           --
  Exercised                         --

                     NVID INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 11 - WARRANTS (concluded)

Outstanding,
 December 31, 1999             750,000    $ .10       750,000       $ 10
  Granted                    3,453,333      .10
  Exercised                   (270,000)     .10

Outstanding,
 December 31, 2000           3,933,333    $ .10     3,933,333       $  10

At December 31, 2000, the range of warrant prices for shares under warrants and the weighted average remaining contractual life is as follows:

                                   Warrants Outstanding  Warrants Exercisable

                                              Weighted
                                  Weighted     Average               Weighted
        Range of                   Average    Remaining               Average
        Warrant      Number of    Exercise   Contractual   Number    Exercise
     Exercise Price  Warrants     Price        Life     Exercisable   Price

        $ .10         3,933,333    $ .10       1.87 yrs   3,933,333   $ 10

NOTE 12 - RELATED PARTY TRANSACTIONS

From time to time management enters into contracts with shareholders for professional services. Payments are made in either cash, or by the issuance of stock. During the year, the Company incurred approximately $6,000 in expenses in contracts with related parties.

During the year ended December 31, 2000, management entered into a contract with a related party for professional services. The Company paid approximately $6,000 for such services.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial
            Disclosure.

         NONE

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
            With Section 16(a) of the Exchange Act.

        The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors of the Company are elected at the Company's annual meeting of stockholders and serve until their successors are elected and qualify. Officers are elected by the Board and their terms of office are at the Board's discretion, or until their successors are elected and qualify.

     Name                           Age              Position          Director Since

David Larson                        50               President         April 7, 1997
Michael Redden                      52               Secretary         July 10, 1997
Dr. M. Robert Edelson               65               Director          November 21, 1997

        David Larson.    Prior to coming to the Company in July 1996, Mr. Larson
served for 4 years as the director of marketing for Pinch-A-Penny, Inc., a company specializing in pool and patio supplies sold through 117 franchised retail stores in Florida. Prior to joining Pinch-A-Penny, Mr. Larson held sales management positions with a division of PPG Industries that sold disinfectants to many of the same markets that the Company now targets. Mr. Larson started with the Company as Vice President of Sales of Aqua Bio Technologies, Inc. and later became its President. Mr. Larson was appointed to the Board of Directors on April 7, 1997. In June 1997, Mr. Larson
was named President of NVID, which was approved by the shareholders in November 1997.

        Michael Redden.    Mr. Redden was named Director of Foreign Development
for Aqua Bio Technologies, Inc. in August 1995 and has served as President for Aqua
Bio Technologies, Inc. since June 1997. Mr. Redden is currently the Company's Secretary.
Prior to working for the Company, Mr. Redden owned a yacht brokerage and charter business on the west coast of Florida and started Caribe Star Seafood, Ltd., a
Nicaraguan-based corporation engaged in fish processing and export to the United
States and the Far East. Mr. Redden was appointed to the Company's Board of Directors on July 10, 1997.

        Dr. M. Robert Edelson.    Dr. Edelson was elected to the Company's Board
of Directors on November 12, 1997, after retiring from 27 years in the water treatment business as a transition metal chemist. He was past President of the Minnesota Environmental
Health Association, teacher of the year for the National Swimming Pool Foundation in 1997 and is an active member on the Chemical Treatment and Process Committee of the National Spa and Pool Institute.

             Section 16(a) Beneficial Ownership Reporting Compliance

        The following table sets forth the names, number of late reports, number of late reported transactions and known failures to file a required report with respect to required filings under Section 16(a) the Exchange Act by the Company's officers, directors and stockholders.

     Name                         Late Reports            Transactions            Known Failure

  David Larson                       1 Form 3                    0                       0

  Michael J. Redden                  1 Form 3                    0                       0

  M. Robert Edelson                  1 Form 3                    0                       0

Item 10.          Executive Compensation.

                           Summary Compensation Table

                                                                                       Annual Compensation
            Name and Principal Position                       Year                   Salary              Bonus
                                                                                      ($)                 ($)
                        (a)                                    (b)                    (c)               (d)

David Larson, CEO                                             1998                   $76,214            $4,000
                                                              1999                   $86,400            $5,000
                                                              2000                  $115,666            $5,000

Michael J. Redden, CFO, Secretary                             1998                   $38,902            $5,000
                                                              1999                   $61,258            $5,000
                                                              2000                   $86,646            $5,000

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information regarding the holders of the Company's Common Stock, par value $0.001 as of April 6, 2001 for each of the Company's directors, and all executive officers and directors as a group. No individual or group known to the Company holds beneficial ownership of more than five percent of any class of the Company's voting securities. There are no arrangements in effect which would result in a change of control of the Company. As of April 6, 2001, there were 67,197,118 shares of Common Stock outstanding.

                            NVID INTERNATIONAL, INC.
        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

         (1)                      (2)                                    (3)               (4)
                                Name And                              Amount And
      Title Of                 Address Of                            And Nature Of      Percent Of
        Class                  Beneficial                             Beneficial           Class
                                 Owner                                  Owner

Common               David Larson, CEO, President, Director             420,000            0.63%
                     1792 Lago Vista Blvd.
                     Palm Harbor, Florida 34685

Common               Michael Redden, CFO, Secretary, Director            95,000            0.14%
                     5153 Sandy Cove Avenue
                     Sarasota, Florida 34242

Common               M. Robert Edelson, Director                         50,000            0.07%
                     7400 Coventry Way
                     Edina, Minnesota 55439-2608

Common               Directors and Officers as a Group (3 persons)      565,000            0.84%

Item 12.          Certain Relationships and Related Transactions.

        On May 18, 1998, the Company executed a Promissory Note in the amount of
$25,000 payable to Ms. Lilly Lee Lucas and Ms. Kristina C. Burgess, and on June 12,
1998, the Company executed a Promissory Note in the amount of $50,000 payable to Ms.
Lilly Lee Lucas, Ms. Kristina C. Burgess, and Mr. Burt Lucas (collectively, the
"Notes"). The Company has repaid the Notes. Michael Redden, a director and officer of the Company was formerly married to Ms.Burgess. Ms. Burgess holds 841,000 shares of the Company's common stock.

         The Company owes Mr. Redden $107,063 in accrued salary.

         The Company owes Mr. Larson $84,012 in accrued salary.

Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Exhibits

3.(I)a     Certificate of Incorporation dated August 20, 1984 (previously filed as
           Exhibit 3.(I)a to the Company's Registration  Statement on Form 10-SB,
           filed September 25, 2000).

3.(I)b     Certificate of Amendment of Certificate of Incorporation dated March 31,
           1985 (previously filed as Exhibit 3.(I)b to the Company's Registration
           Statement on Form 10-SB, filed September 25, 2000).

3.(I)c     Certificate of Correction of Certificate of Amendment of Certificate of
           Incorporation dated October 15, 1985 (previously filed as Exhibit 3.(I)c to the Company's Registration Statement on Form 10-SB, filed September 25, 2000).

3.(I)d     Certificate for Renewal and Revival of Charter dated October 19, 1994
           (previously filed as Exhibit 3.(I)d to the Company's Registration Statement
           on Form 10-SB, filed September 25, 2000).

3.(I)e     Certificate of Amendment of Certificate of Incorporation filed October 24,
           1994 (previously filed as Exhibit 3.(I)e to the Company's Registration
           Statement on Form 10-SB, filed September 25, 2000).

3.(I)f     Certificate of Amendment of Certificate of Incorporation filed May 26,
           1995 (previously filed as Exhibit 3.(I)f to the Company's Registration
           Statement on Form 10-SB, filed September 25, 2000).

3.(I)g     Certificate for Renewal and Revival of Charter dated December 9, 1996
           (previously filed as Exhibit 3.(I)g to the Company's Registration Statement
           on Form 10-SB, filed September 25, 2000).

3.(I)h     Certificate of Amendment of Certificate of Incorporation dated February 5, 1999
           (previously filed as Exhibit 3.(I)h to the Company's Registration Statement
           on Form 10-SB, filed September 25, 2000).

3.(I)I     Certificate of Amendment of Certificate of Incorporation dated May 12,
           2000 (previously filed as Exhibit 3.(I)I to the Company's Registration
           Statement on Form 10-SB, filed September 25, 2000).

3.(II)     By-Laws (previously filed as Exhibit 3.(II) to the Company's Registration
           Statement on Form 10-SB, filed September 25, 2000).

10.1       Distribution and License Agreement dated August 26, 1998 between EHPC
           Ionization, Ltd., ABT, NVID International, Inc. & EHPC, Ltd. (previously filed as Exhibit 10.1 to the Company's Registration Statement on Form 10-SB,
           filed September 25, 2000).

10.2       Licensing Agreement dated November 10, 1998 between EHPC Ionization, Ltd., and Wallace & Tiernan, Ltd. (previously filed as Exhibit 10.2 to the
           Company's Registration Statement on Form 10-SB, filed September 25, 2000).

10.3       Non-Exclusive License Agreement dated November 10, 1998 between EHPC Ionization,
           Ltd. and Wallace & Tiernan, Ltd. (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form 10-SB, filed September 25, 2000).

10.4       Supplemental Letter Agreement dated November 10, 1998 between EHPC Ionization,
           Ltd. and Wallace & Tiernan, Ltd. (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form 10-SB, filed September 25, 2000).

10.5       Standard Manufacturing Agreement dated November 30, 1998 between NVID
           International, Inc. and ETIH20 (previously filed as Exhibit 10.5 to the
           Company's Registration Statement on Form 10-SB, filed September 25, 2000).

10.6       Standard Manufacturing Agreement (Pacific Rim Countries) dated September
           17, 1999 between NVID International, Inc. and ETIH20 (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form 10-SB,
           filed September 25, 2000).

10.7       Royalty Letter Agreement and dated September 23, 1999 between NVID International,
           Inc., ABT and Andrew B. Arata (previously filed as Exhibit 10.7 to the
           Company's Registration Statement on Form 10-SB, filed September 25, 2000).

10.8       License Agreement dated November 12, 1999 between NVID International, Inc.,
           EHPC Ionization, Ltd. and Innovative Medical Services (previously filed as Exhibit 10.8 to the Company's Registration Statement on Form 10-SB,
           filed September 25, 2000).

10.9       License Agreement dated November 24, 1999 between NVID International,
           Inc. and Innovative Medical Services (previously filed as Exhibit 10.9 to the Company's Registration Statement on Form 10-SB, filed September 25, 2000).

21         List of Subsidiaries.

        (b)   Reports on Form 8-K. The Company filed no Current Reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NVID INternational, Inc.

                                               By:  /s/ David Larson
                                                    David Larson, President

                                               Date:    April 19, 2001

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                            TITLE                           DATE

/s/  David Larson                   Director, Chief                    April 19, 2001
David Larson                        Executive Officer

/s/  Michael J. Redden              Director, Chief Financial          April 19, 2001
Michael J. Redden                   and Accounting Officer

/s/  M. Robert Edelson              Director                           April 19, 2001
M. Robert Edelson

                                  EXHIBIT INDEX

                Number                             Exhibit

                  21                        List of Subsidiaries.

