Form 10QSB
period 2001-03-31
NVID INTERNATIONAL INC/DE
filed 2001-06-07
CIK 1104192

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from ________ to __________

                         Commission file number 0-30936

                            NVID INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   59-3458195
                      (I.R.S. Employer Identification No.)

28163 U.S. 19 North, Suite 302, Clearwater, Florida     33761            (727) 669-5005
(Address of principal executive offices)             (Zip Code)   (Issuer's telephone number)

Number of shares outstanding of the issuer's common equity, as of April 6, 2001.
67,434,535

Transitional Small Business Disclosure Format (check one):

Yes      No  X

                                     PART I

                           FORWARD-LOOKING STATEMENTS

        Certain statements contained in this filing are "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. These statements appear in a number of places in this Annual Report and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate,"
"anticipate," "believe," "intend," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements.

        Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.
Among the key risks, assumptions and factors that may affect operating results, performance and financial condition are changes in technology, fluctuations in the Company's quarterly results, ability to continue and manage its growth, liquidity and other capital resources issues, competition and the other factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

Item 1.  Financial Statements.

                      NVID INTERNATIONAL, INC. & SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,             December 31,
                                                           2001                    2000

                           Assets

Current Assets
  Cash                                                $    15,595             $     23,172
  Accounts receivable                                      13,904                   22,462
  Inventory                                                96,324                   65,846
  Prepaid expenses                                         38,071                   19,728
    Total current assets                                  163,894                  131,208

Property and equipment, net                                36,698                   37,815

Other Assets
  Note receivable from Stockholder                          5,000                    5,000
  Patents pending                                         251,954                  251,954
  Deposits                                                  2,145                    2,145
  Goodwill, net                                           294,121                  295,971
    Total other assets                                    553,220                  555,070

Total Assets                                          $   753,812             $    724,093
                                                    ===============           ==============

                 Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Bank overdraft                                      $     1,128             $          -
  Accounts payable                                         89,373                   81,676
  Patent costs payable                                    155,767                  165,767
  Accrued salaries and benefits                           223,438                  222,860
  Notes payable                                                 -                   35,036
    Total current liabilities                             469,706                  505,339

Stockholders' Equity (Deficit)
  Common stock, $.001 par value,
    100,000,000 shares authorized;
    67,434,535 and 61,126,747 shares issued and
    outstanding                                            67,435                   61,127
  Additional paid-in capital                            7,301,478                6,976,008
  Accumulated deficit                                  (7,086,104)              (6,818,381)
  Accumulated other comprehensive income                    1,297                        -
    Total stockholders' equity (deficit)                  284,106                  218,754

Total Liabilities and Stockholders' Equity (Deficit) $    753,812             $    724,093
                                                    ===============           ==============

                      NVID INTERNATIONAL, INC. & SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AND 2000

                                                           2001                     2000

Sales                                                 $      1,975             $       427

Cost of sales                                                2,554                   5,330

Gross profit (loss)                                           (579)                 (4,903)

Operating expenses
  Personnel costs                                           79,986                  44,662
  Travel                                                    12,345                  15,058
  Professional services                                    113,761                  67,965
  Penalties and fines                                            -                       0
  Research and development                                  15,500                       0
  Rent                                                      10,779                   1,681
  Depreciation and amortization                              4,700                   4,468
  Office expense                                            16,952                   7,110
  Telecommunications                                         4,041                   6,269
  Commissions                                                4,000                       0
  Marketing and promotions                                   4,967                  15,553
    Total operating expenses                               267,031                 162,766

Operating loss                                            (267,610)               (167,669)

Other income (expense)
  Interest expense                                            (113)                 (5,000)
    Total other income (expense)                              (113)                 (5,000)

Net loss                                                  (267,723)               (172,669)

Other comprehensive income:
Foreign currency translation adjustments                     1,297                       -

Comprehensive income                                   $  (266,426)            $  (172,669)
                                                      ==============          ===============

Net loss per share                                     $     (0.00)            $     (0.00)
                                                      ==============          ===============

                      NVID INTERNATIONAL, INC. & SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                              2001                 2000

Cash Flows From Operating Activities
  Net loss                                                 $ (267,723)        $  (172,669)
  Adjustments to reconcile net loss to cash
    used in operating activities
      Depreciation and amortization                             4,700               4,468
      Common stock issued for operating expenses               26,250               5,000
      Decrease (increase) in operating assets
        Accounts receivable                                     8,558               1,844
        Inventory                                             (30,478)                  -
        Prepaid expenses                                      (18,343)                  -
      Increase (decrease) in operating liabilities
        Effect of foreign currency translation                  1,297                   -
        Accounts payable                                        7,697             (13,992)
        Patent costs payable                                  (10,000)                  -
        Accrued salaries and benefits                             578             (40,023)
          Total adjustments                                    (9,741)            (42,703)
            Net cash used in operating activities            (277,464)           (215,372)

Cash Flows From Investing Activities
  Purchase of fixed assets                                     (1,733)                  -
  Purchase of intangible assets                                     -             (75,000)
    Net cash used in investing activities                      (1,733)            (75,000)

Cash Flows From Financing Activities
  Bank overdraft                                                1,128                   -
  Proceeds from issuance of common stock
    net of broker fees of $0                                  277,882             351,334
  Payments on notes                                            (7,390)                  -
    Net cash provided by financing activities                 270,492             351,334

Effect of forgien currency translation                          1,297                   -
Net increase in cash                                           (7,577)             60,962
Cash at beginning of year                                      23,172              17,426
Cash at end of year                                        $   15,595         $    78,388
                                                           ============       =============

                                                                 2001                 2000

Supplemental Cash Flow Information:
  Cash paid for interest                                   $    113.00        $          -
                                                           ============       =============

For purposes of the statement of cash flows, management considers all deposits and financial instruments with original maturities of less than three months to be cash and cash equivalents.

Material non-cash transactions not reflected in the statement of cash flows include:

The Company issues common stock 1) for cash, 2) in exchange for goods or services, and
 3) for debt conversions. Sales of stock for cash are comprised of a series of smaller transactions throughout the year. The typical purchase is not more than $20,000. When common stock is issued as payment for goods and services, the transaction is measured at the the at the fair value of the goods or services received. Common stock is issued for convertible debt in accordance with the terms of the debt instrument.

Three Months Ended March 31, 2001
Common stock issued for services:
                                                      Number of      Price per
               Description                             shares          share

    Public relations - shareholder dispute              525,000         0.05
      Total shares issued for services                  525,000
                                                    =============

  The Company issued common stock for the payment of debt in the $27,646.

Three Months Ended March 31, 2000
Common stock issued for services:
                                                       Number of     Price per
                     Description                        shares         share

    Interest expense                                      50,000       0.1
      Total shares issued for services                    50,000
                                                      ==============

  The Company issued common stock for the payment of debt in the $30,000.

Note 1 - Accounting Policies
Basis of Presentation

The condensed financial statements of NVID International, Inc. and Subsidiary (Company)
have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange omission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial positions of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and March 31, 2000.

Reclassifications
Certain reclassifications have been made in the prior year's financial statements to conform to the current period presentation.

Net Loss Per Share
Net loss per share has been computed in accordance with Statement of Financial Accounting
Standards (FASB) No. 128, "Earnings Per Share," by dividing net loss by the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation of weighted average number of shares outstanding since the effect would have been anti-dilutive.

Note 2 - Notes Payable
During the first quarter of fiscal 2001, the Company issued 427,971 shares of common stock with a value of $27,646 and paid $7,390 in cash to reduce the balance of notes payable to zero.

Note 3 - Foreign Currency Adjustment
The assets and liabilities of foreign operations, which are denominated in a foreign currency, are translated using exchange rates as of March 31, 2001, and revenue and expenses are translated at weighted average rates of exchange during the quarter ended March 31, 2001. The cumulative effect resulting from such translation is included in accumulated other comprehensive income in the consolidated financial statements and a separate component of stockholder's deficit.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Quarter Ended March 31, 2001 vs. Quarter Ended March 31, 2000

        At this stage of its development, the Company's revenues consist of sales of products incidental to research and testing activities.. For the quarter ended
March 31, 2001, revenues increased from $427 to $1,975, an increase of $1,548, or
362%. The increase was a result of increased consumption of Company products at test sites. For the same period, cost of sales declined from $5,330 to $2,554, a decrease of 52%. Management believes that a change in product mix caused the decrease in cost of sales. Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the sales, cost of sales or margins that the Company may attain if its sales goals are achieved.

        The largest component of the Company's operating expenses is personnel cost, which consists of salaries, payroll taxes and other employment-related costs. The expense increased from the first quarter of 2000 to the first quarter of 2001 by
$35,324, or 79%. The increase resulted from a 6% cost of living salary increase, the addition of one additional sales person, and more extensive use of part time labor. Another significant component of the Company's operating expenses is professional services. This component consists of legal and accounting fees. Professional services expense increased from the first quarter of 2000 to the first quarter of 2001 by
$45,796, or 67%. The increase in professional services expense resulted from (i)
legal fees associated with the Company's patent activities and its preparation of filings required by the securities laws, and (ii) accounting fees associated with preparing the audited financial statements contained in its securities filings.

        The Company's overall operating expenses increased approximately 64% from the first quarter of 2000 ($162,766) to the first quarter of 2001 ($267,031). This increase resulted from substantial increases in professional service fees, personnel expenses and other expenses arising from the Company's increased marketing efforts as well as its efforts to register its common stock under the Securities Exchange
Act of 1934.

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
The Company's cash used in operating activities for the first quarter of 2001 was
$277,464, compared to $215,372 for the first quarter of 2000.

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

                                    PART II

Item 1.         Legal Proceedings.

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

        On May 17, 2001, IMS and ETI-H2O removed the Company's declaratory judgment action from Pinellas County Circuit Court to the United States District Court for
the Middle District of Florida. The Company intends to file a Motion to Remand this case to state court pursuant to the applicable procedural rules.

        On May 7, 2001, IMS and ETI-H2O filed a separate action, a Petition To Compel
Arbitration, in the United States District Court for the Southern District of California.
The Petition relies on the purported March 26, 2000 Agreement as the basis for the arbitration demand. The Company plans to file a response and objection to the Petition, and expects to challenge the federal court's jurisdiction over the matter. Contemporaneously with filing the Petition, IMS and ETI-H2O filed a demand for arbitration against the
Company with the American Arbitration Association ("AAA") in San Diego, California.
The Company has notified AAA that it objects to the arbitration demand as premature based on the pending lawsuits between the parties.

        At this time, the parties have also engaged in preliminary settlement discussions, and the Company will continue to pursue any reasonable settlement opportunity that it deems to be in the Company's best interests.

Item 2.         Changes in Securities.

        In March 2001, the Company issued an aggregate of 525,000 shares of common stock to three persons in settlement of contractual disputes. Such transactions were made in reliance on the exemption provided by Rule 506. In connection with such transactions, the Company limited issuance of stock to persons who are accredited investors. Further, the Company complied with the information requirements of Rule
502(b), the manner of offering restrictions of Rule 502(c), and as required by Rule
502(d), the Company exercised reasonable care to assure that the purchasers of the securities were not underwriters.

        In addition, during the first quarter of 2001, the Company sold 5,782,788 shares of common stock for $305,528 cash. None of such sales were underwritten, none of such sales involved a public offering, and none of such sales involved payment of a commission. Such transactions were made in reliance on the exemption provided by Rule 506. In connection with such transactions, the Company limited issuance of stock to persons the Company believes to be accredited investors, or to unaccredited investors the Company believes are sophisticated enough to understand the merits and risks of purchasing the Company's stock. Further, the Company complied with the information requirements of Rule 502(b), the manner of offering restrictions of Rule 502(c), and as required by Rule 502(d), the Company exercised reasonable care to assure that the purchasers of the securities were not underwriters.

Item 3.         Defaults upon Senior Securities.

        NONE

Item 4.         Submission of Matters to a Vote of Security Holders.

        NONE

Item 5.         Other Information.

        NONE

Item 6.         Exhibits and Reports on Form 8-K.

        (a) Exhibits

        NONE

        (b) Reports on Form 8-K.

        NONE

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        NVID International, Inc.

                                                        By:/s/ David Larson
                                                           David Larson, President

                                                        Date: June 7, 2001