Form 10QSB
period 2001-06-30
NVID INTERNATIONAL INC/DE
filed 2001-08-29
CIK 1104192

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to __________

                         Commission file number 0-30936

                            NVID INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   34-1366159
                      (I.R.S. Employer Identification No.)

28163 U.S. 19 North, Suite 302, Clearwater, Florida     33761           (727) 669-5005
(Address of principal executive offices)              (Zip Code)   (Issuer's telephone number)

Number of shares outstanding of the issuer's common equity, as of June 30, 2001.
                                   72,625,532

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

Item 1.  Financial Statements.

                      NVID INTERNATIONAL, INC. & SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)             (Audited)
                                                               June 30,             December 31,
                                                                 2001                   2000
           Assets

Current Assets
  Cash                                                       $     10,925        $     23,172
  Accounts receivable                                              50,213              22,462
  Employee advance                                                  8,523                   -
  Inventory                                                        96,324              65,846
  Prepaid expenses                                                 12,236              19,728
    Total current assets                                          178,221             131,208

Property and equipment, net                                        34,003              37,815

Other Assets
  Note receivable from Stockholder                                  5,000               5,000
  Patent, net                                                      47,618
  Patents pending                                                 203,505             251,954
  Deposits                                                          2,145               2,145
  Goodwill, net                                                   292,271             295,971
    Total other assets                                            550,539             555,070

Total Assets                                                 $    762,763        $    724,093
                                                             =============        =============

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Bank overdraft                                             $        138        $          -
  Accounts payable                                                138,817              81,676
  Patent costs payable                                            150,767             165,767
  Accrued salaries and benefits                                   237,617             222,860
  Notes payable                                                         -              35,036
    Total current liabilities                                     527,339             505,339

Stockholders' Equity (Deficit)
  Common stock, $.001 par value,
    100,000,000 shares authorized;
    72,625,532 and 61,126,747 shares issued and outstanding        72,626              61,127
  Additional paid-in capital                                    7,466,387           6,976,008
  Accumulated deficit                                          (7,305,119)         (6,818,381)
  Accumulated other comprehensive income                            1,530                   -
    Total stockholders' equity (deficit)                          235,424             218,754

Total Liabilities and Stockholders' Equity (Deficit)         $    762,763        $    724,093
                                                             =============       =============

                      NVID INTERNATIONAL, INC. & SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                               Six Months Ending June 30,      Three Months Ending June 30,
                                                2001             2000            2001               2000

Sales                                       $  73,237        $    1936        $  71,262          $   1,509

Cost of sales                                  31,890           34,174           29,336             28,844

Gross profit (loss)                            41,347          (32,238)          41,926            (27,335)

Operating expenses
 Personnel costs                              142,070          117,065           62,084             72,403
 Travel                                        20,343           27,805            7,998             12,747
 Professional services                        256,006          123,122          142,245             55,157
 Penalties and fines                                -                -                -                  -
 Research and development                      24,000            1,500            8,500              1,500
 Rent                                          18,864            4,798            8,085              3,117
 Depreciation and amortization                 10,231            8,937            5,531              4,469
 Office expense                                35,409           75,487           18,457             68,377
 Telecommunications                            10,345           11,592            6,304              5,323
 Commissions                                    4,000           34,587                -             34,587
 Marketing and promotions                       6,583           28,348            1,616             12,795
  Total operating expenses                    527,851          433,241          260,820            270,475

 Operating loss                              (486,504)        (465,479)        (218,894)          (297,810)

 Other income (expense)
  Interest expense                               (234)          (5,000)            (121)                 -
   Total other income (expense)                  (234)          (5,000)            (121)                 -

 Net loss                                    (486,738)        (470,479)        (219,015)          (297,810)

 Other comprehensive income:
 Foreign currency translation adjustments       1,530                -              233                  -

 Comprehensive income                       $(485,208)       $(470,479)       $(218,782)         $(297,810)
                                            ==========       ==========       ==========         ==========

 Net loss per share                         $   (0.01)       $   (0.01)       $   (0.00)         $   (0.01)
                                            ==========       ==========       ==========         ==========

                      NVID INTERNATIONAL, INC. & SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  2001            2000

  Cash Flows From Operating Activities
    Net loss                                                 $ (486,738)      $ (470,479)
      Adjustments to reconcile net loss to cash
      used in operating activities
        Depreciation and amortization                            10,231            8,937
        Common stock issued for operating expenses               26,250           34,515
        Decrease (increase) in operating assets
          Accounts receivables                                  (27,751)           1,844
          Employee advances                                      (8,523)
          Inventory                                             (30,478)            (350)
          Prepaid expenses                                        7,492                -
        Increase (decrease) in operating liabilities
          Bank overdraft                                            138                -
          Accounts payable                                       57,141          (27,310)
          Patent costs payable                                  (15,000)         (11,875)
          Accrued salaries and benefits                          14,757          (26,062)
            Total adjustments                                    34,257          (20,301)
              Net cash used in operating activities            (452,481)        (490,780)

  Cash Flows From Investing Activities
    Purchase of fixed assets                                     (1,888)          (3,022)
    Purchase of intangible assets                                     -          (75,000)
      Net cash used in investing activities                      (1,888)         (78,022)

  Cash Flows From Financing Activities
    Proceeds from issuance of common stock
      net of broker fees of $0 and $1,177, respectively         447,982          655,608
    Payments on notes                                            (7,390)               -
      Net cash provided by financing activities                 440,592          655,608

  Effect of foreign currency translation                          1,530                -
  Net increase in cash                                          (12,247)          86,806
  Cash at beginning of year                                      23,172           17,426
  Cash at end of year                                        $   10,925       $  104,232
                                                             ===========      ===========

                                                                  2001            2000
 Supplemental Cash Flow Information:
   Cash paid for interest                                    $   234.00       $        -
                                                             ===========      ===========

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

 Six Months Ended June 30, 2001
 Common stock issued for services and operating :
                                                            Number of      Price per
                   Description                                shares         share
     Public relations - shareholder dispute                  525,000         0.05
       Total shares issued for operating expenses            525,000
                                                             =======

 The Company issued common stock for the payment of debt in the amount of $27,646.

 Six Months Ended June 30, 2000
 Common stock issued for services:
                                                            Number of      Price per
                   Description                               shares         share
     Interest expense                                        50,000         0.100
     Services                                               246,666         0.120
       Total shares issued for operating expenses           296,666
                                                            =======

 The Company issued common stock for the payment of debt in the amount of $40,000.

Note 1 - Accounting Policies
Basis of Presentation
The condensed financial statements of NVID International, Inc. and Subsidiary
(Company) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United
States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the
Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

The results of operations for the six and three month periods ended June 30,
2001 are not necessarily indicative of the results to be expected for any other period or for the full year.

In the opinion of Company's management, the accompanying unaudited financial statements contain all adjustments, consisting of only normally recurring adjustments, necessary to present fairly the financial positions of June 30,
2001 and December 31, 2000, the results of operations and cash flows for the six and three months ended June 30, 2001 and June 30, 2000.

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

Note 3 - Foreign Currency Adjustment
The assets and liabilities of foreign operations, which are denominated in a foreign currency, are translated using exchange rates as of June 30, 2001, and revenue and expenses are translated at weighted average rates of exchange during the period ended June 30, 2001. The cumulative effect resulting from such translation is included in accumulated other comprehensive income in the consolidated financial statements and a separate component of stockholder's deficit.

Note 4 - Patents
During the second quarter, one of the Company's pending patents was approved.
Therefore, $48,449 was reclassed from patent pending to patents and is being amortized over the life of the patent, which is 17 years.

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

         Quarter Ended June 30, 2001 vs. Quarter Ended June 30, 2000

        At this stage of its development, the Company's revenues consist of sales of products incidental to research and testing activities. For the quarter ended
June 30, 2001, revenues increased from $1,509 to $71,262, an increase of
$69,753, or 4,622%. The increase was a result of increased consumption of
Company products by the Hospitality industry. For the same period, cost of sales increased from $28,884 to $29,336, an increase of 1.7%. Management believes that a change in product mix caused the increase in cost of sales. Nevertheless, because of the small sales volume and its dependence on the type of testing conducted in a particular period, these results are not indicative of the sales, cost of sales or margins that the Company may attain if its sales goals are achieved.

        One of the largest components of the Company's operating expenses is personnel cost, which consists of salaries, payroll taxes and other employment-related costs. The expense decreased from the second quarter of 2000 to the second quarter of 2001 by $10,319, or 14%. The decrease resulted from two
Officers of the Company receiving payments of additional salary during the second quarter of 2000. Another significant component of the Company's operating expenses is professional services. This component consists of legal and accounting fees. Professional services expense increased from the second quarter of 2000 to the second quarter of 2001 by $87,088, or 158%. The increase in professional services expense resulted from (i) legal fees associated with the
Company's patent activities, its preparation of filings required by the securities laws, and litigation filed against Innovative Medical Services, Inc.
and ETIH2O, Inc., and (ii) accounting fees associated with preparing the audited financial statements contained in its securities filings.

        The Company's overall operating expenses decreased approximately 4% from the second quarter of 2000 ($270,475) to the second quarter of 2001 ($260,820).
This decrease resulted from two Officers of the Company receiving payments for additional salary during the second quarter of 2000.

     Future Periods

        The Company's expenses, other than rent and personnel costs, are variable in nature. The Company's personnel costs have increased with the addition of a sales manager. In fact, management expects that personnel costs will increase substantially in 2001 and future years as the Company expands its marketing efforts. Most of the Company's other operating expenses, however, are expected to decline with time. Management believes that the level of professional fees paid by the Company in 1999 and 2000 will increase substantially in 2001, but will decline in the long run. It will also require less testing to establish the efficacy of its products as its current research and development matures and as its products are exposed to the marketplace through the efforts of its licensees. Management expects to see the results of these efforts beginning in
2001.

Liquidity and Capital Resources

        General

        The Company's operating requirements have regularly exceeded its cash flow from operations as it continues to engage in testing and development of its products. The Company's cash used in operating activities for the second quarter of 2001 was $175,017, compared to $275,408 for the second quarter of 2000.

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

        The Company does not expect its royalty stream to be sufficient to cover costs of operations in the near future. The Company expects that it will continue to be required to raise capital to fund operations at least through the fourth quarter of 2001. The Company will attempt to raise this capital by borrowing, but no lender has issued a binding commitment to the Company.
Therefore, the Company expects to engage in one or more private placements of common stock to fund its operating needs. The Company has engaged in discussions with several investment banking firms who have expressed interest in assisting the Company in such a private offering. Management is confident that private equity financing will be available to fund it until revenues from operations are sufficient to fund operations.

        Capital Expenditures

        Management does not expect to incur any significant capital expenditures in the foreseeable future.

        Staffing

        The Company must increase its work force. Currently, the Company has three full-time employees. The Company's marketing plan does not call for building a sales force to sell to end-users but instead to license the technology to market segment leaders with existing sales forces. The Company will train these sales forces to sell the Company's products and to provide technical assistance through quarterly service to the systems. Nevertheless, the Company requires an increased sales force to sell technology-licensing agreements. Management expects to add five employees in 2001. The expected cost of these additional employees is $185,000 in 2001.

                                     PART II

Item 1.  Legal Proceedings.

        As previously reported on the Registrant's quarterly report on Form 10-QSB for the period ended March 31, 2001, the Company is a party to certain litigation now pending in the United States District Court for the Middle
District of Florida between the Company and IMS and ETI-H2O. Specifically, the
Company seeks a judicial ruling confirming that a purported Manufacturing,
Licensing and Distribution Agreement dated March 26, 2000 between the Company,
IMS and ETI-H2O did not constitute a binding contract. Additionally, the lawsuit seeks to confirm (i) that the Standard Manufacturing Agreements dated November
30, 1998 and September 17, 1999 between the Company and ETI-H2O do not grant
ETI-H2O exclusive, worldwide manufacturing rights for the Company's Axenohl product line, and that (ii) the November 24, 1999 License Agreement between IMS and the Company does not transfer exclusive, worldwide distribution and marketing rights for Axenohl to IMS.

        On May 7, 2001, IMS and ETI-H2O filed a separate action, a Petition To
Compel Arbitration, in the United States District Court for the Southern
District of California. The Petition relied on the purported March 26, 2000
Agreement as the basis for the arbitration demand. Despite the Company's objection to the Petition, on August 6, 2001, the United States District Court
for the Southern District of California granted the Petition and ordered the parties to arbitration with the American Arbitration Association ("AAA") in San
Diego, California. The Company has already notified AAA that it objects to the arbitration demand as premature based on the lawsuit between the parties pending in Florida. The Company plans to file a motion objecting to the arbitration with the Florida Court.

        A preliminary pretrial conference has been scheduled for September 19, 2001 in the United States District Court for the Middle District of Florida. At the
pretrial conference, the Company will request that the Court deny IMS and
ETI-H2O's pending Motion to Dismiss the Company's complaint, and grant any objections to the arbitration filed by the Company.

        At this time, the parties have also engaged in preliminary settlement discussions, and the Company will continue to pursue any reasonable settlement opportunity that it deems to be in the Company's best interests.

                                       10

Item 2.  Changes in Securities.

        During the second quarter of 2001, the Company sold 5,190,998 shares of common stock for $170,100 cash. None of such sales were underwritten, none of such sales involved a public offering, and none of such sales involved payment of a commission. Such transactions were made in reliance on the exemption provided by Rule 506. In connection with such transactions, the Company limited issuance of stock to persons the Company believes to be accredited investors, or to unaccredited investors the Company believes are sophisticated enough to understand the merits and risks of purchasing the Company's stock. Further, the
Company complied with the information requirements of Rule 502(b), the manner of offering restrictions of Rule 502(c), and as required by Rule 502(d), the
Company exercised reasonable care to assure that the purchasers of the securities were not underwriters.

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

        The Company's annual shareholder's meeting was held on May 21, 2001. A board of three (3) directors was elected by a plurality of votes cast by the shareholders represented and entitled to vote at the Annual Meeting. The record date was the close of business on April 6, 2001. The voting tabulations for the individual directors was as follows:

                                       FOR          AGAINST     ABSTAINED
         David Larson               56,986,422         0         360,795
         Michael Redden             57,006,422         0         350,295
         Robert Edelson             57,006,422         0         350,295

12,478,861 shareholders did not vote. Each Director was elected for a one-year term.

        Additionally, the shareholders approved Davis Monk & Company as the Company's auditing firm for 2001. The voting tabulations approving the Company's auditor was as follows:

                                        FOR       AGAINST       ABSTAINED
         Davis Monk & Company       56,411,385       0           802,732

                                       11

12,478,861 shareholders did not vote. No other business was conducted at the meeting.

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

                                          Date:    August 27, 2001